Form 10-Q
period 2021-03-31
Venus Acquisition Corp
filed 2021-05-17
CIK 1800392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

◻    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40024

VENUS ACQUISITION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Cayman islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

477 Madison Avenue, 6th Floor, New York, NY 10022
(Address of principal executive offices)

(212) 786-7429
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary shares, Par Value $.001 Per Share	VENA	The Nasdaq Stock Market, LLC
Warrants to Receive one-half (1/2) of an Ordinary Share	VENAW	The Nasdaq Stock Market, LLC
Rights to Receive one tenth (1/10) of an Ordinary Share	VENAR	The Nasdaq Stock Market, LLC
Units, each consisting of one Ordinary Share, one Warrant, and one Right	VENAU	The Nasdaq Stock Market, LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of May 12, 2021, there were 6,050,000 ordinary shares outstanding of the Registrant (assuming all of the units issued in our initial public offering completed on February 11, 2021 were split on such date).

VENUS ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-Q may include, for example, statements about our:

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

PART I - FINANCIAL INFORMATION

VENUS ACQUISITION CORPORATION

Condensed Financial Statements

For The Three Months Ended March 31, 2021 and 2020

VENUS ACQUISITION CORPORATION

VENUS ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$211,814	$239
Prepayments	92,432	—

Total current assets	304,246	239
Security and rental deposit	7,831	3,303
Deferred offering costs	—	188,001
Cash and investments held in trust account	46,460,382	—

TOTAL ASSETS	$46,772,459	$191,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$17,136	$39,972
Advance from a related party	—	26,750
Promissory note - related party	—	228,483

Total current liabilities	17,136	295,205
Deferred underwriting compensation	1,150,000	—
Warrant liabilities	6,450,000	—

TOTAL LIABILITIES	7,617,136	295,205

Commitments and contingencies
Ordinary shares, subject to possible redemption, 3,381,687 shares at $10.10 per share	34,155,320	—

Shareholders’ equity (deficit):
Preferred shares, $0.001 par value; 1,000,000 shares authorized; no share issued	—	—
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 2,668,313 and 1,150,000 shares issued and outstanding (excluding 3,381,687 and no shares subject to redemption)	2,668	1,150
Additional paid-in capital	5,234,328	23,850
Accumulated deficit	(236,985)	(128,662)

Total shareholders’ equity (deficit)	5,000,003	(103,662)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$46,772,459	$191,543

The accompanying notes are an integral part of the unaudited condensed financial statements.

VENUS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2021	2020

Formation, general and administrative expenses	$(78,705)	$(7,355)

Total operating expenses	(78,705)	(7,355)

Other income (expense)
Interest income	382	—
Change in fair value of warrant liabilities	(30,000)	—

Total other expense, net	(29,618)	—

Loss before income taxes	(108,323)	(7,355)

Income taxes	—	—

NET LOSS	(108,323)	(7,355)

Basic and diluted weighted average shares outstanding	3,073,566	1,150,000

Basic and diluted net loss per share	$(0.03)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VENUS ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three months ended March 31, 2020
					Total
	Ordinary shares				shareholders’
	No. of		Additional	Accumulated	equity
	shares	Amount	paid-in capital	deficit	(deficit)

Balance as of January 1, 2020	1,150,000	$1,150	$23,850	$(10,875)	$14,125

Net loss for the period	—	—	—	(7,355)	(7,355)

Balance as of March 31, 2020	1,150,000	$1,150	$24,885	$(18,230)	$(6,770)

	Three months ended March 31, 2021
					Total
	Ordinary shares				shareholders’
	No. of		Additional	Accumulated	equity
	shares	Amount	paid-in capital	deficit	(deficit)

Balance as of January 1, 2021	1,150,000	$1,150	$23,850	$(128,662)	$(103,662)

Sale of units in initial public offering	4,600,000	4,600	39,955,400	—	39,960,000

Sale of units to the founder in private placement	225,000	225	1,869,775	—	1,870,000

Sales of representative shares	75,000	75	—	—	75

Offering costs	—	—	(2,462,767)	—	(2,462,767)

Initial classification of ordinary shares subject to possible redemption	(3,394,178)	(3,394)	(34,277,804)	—	(34,281,198)

Change in fair value of ordinary shares subject to possible redemption	12,491	12	125,866	—	125,878

Net loss for the period	—	—	—	(108,323)	(108,323)

Balance as of March 31, 2021	2,668,313	$2,668	$5,234,320	$(236,985)	$5,000,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

VENUS ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flow from operating activities
Net loss	$(108,323)	$(7,355)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income earned in cash and investments held in trust account	(382)	—
Change in fair value of warrant liabilities	30,000	—

Change in operating assets and liabilities:
Increase in prepayments	(92,432)	—
Increase in security deposit and rental deposit	(4,528)	—
(Decrease) increase in accrued expenses	(22,837)	367

Cash used in operating activities	(198,502)	(6,988)

Cash flows from investing activities
Proceeds deposited in trust account	(46,460,000)	—

Net cash used in investing activities	(46,460,000)	—

Cash flows from financing activities
Proceeds from sale of representative share	75	—
Proceeds from public offering	46,000,000	—
Proceeds from private placements to related party	2,250,000	—
Payment of offering costs	(1,124,767)	(63,283)
Repayment of advance from a related party	(26,750)	—
Repayment of promissory note - related party	(228,483)	—

Net cash provided by (used in) financing activities	46,870,075	(63,283)

NET CHANGE IN CASH	211,575	(70,271)

Cash, beginning of period	239	428,307

Cash, end of period	$211,814	$358,036

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Initial classification of ordinary shares subject to possible redemption	$34,281,198	$—
Changes in value of ordinary shares subject to possible redemption	$125,878	$—
Deferred underwriting fee payable	$1,150,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

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

At March 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering became effective on February 8, 2021. On February 11, 2021, the Company consummated the Initial Public Offering of 4,600,000 units (the “Public Units”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 600,000 Public Units, at $10.00 per Public Unit, generating gross proceeds of $46,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of, 225,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Yolanda Management Corporation (the “Sponsor”), generating gross proceeds of $2,250,000, which is described in Note 5.

Transaction costs amounted to $2,462,765, consisting of $805,000 of underwriting fees, $1,150,000 of deferred underwriting fees and $507,765 of other offering costs.

Following the closing of the Initial Public Offering on February 11, 2021, the aggregate amount of $46,460,000 ($10.10 per Public Unit) was placed in a trust account (the “Trust account”) with Wilmington Trust, National Association acting as trustee. The funds held in the Trust account can be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations.

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share, subject to increase of up to an additional $0.30 per Public Share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 10). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 6) (the “shareholders”) and the underwriters will agree (a) to vote their Founder Shares, the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form S-1 for the fiscal year ended December 31, 2020, filed with the SEC on March 29, 2021.

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Cash and Investments Held in Trust Account

At March 31, 2021, the assets held in the Trust Account are held in US Treasury securities.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of March 31, 2021, the Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control. 3,381,687 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Public Offering.

Fair Value of Financial Instruments

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 — Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2021 due to the short maturities of such instruments.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture by the Sponsors. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential ordinary share equivalents had been issued and if the additional ordinary shares were dilutive.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of March 31, 2021, investment securities in the Company’s Trust Account consisted of $46,460,382 in United States Treasury Bills and $0 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying March 31, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on March 31, 2021 are as follows:

	Carrying Value		Fair Value
	as of March 31,	Gross	as of March 31,
	2021	Unrealized	2021
	(unaudited)	Holding Gain	(unaudited)

Available-for-sale marketable securities:
U.S. Treasury Securities	$46,460,382	$—	$46,460,382

NOTE 4 – INITIAL PUBLIC OFFERING

On February 11, 2021, the Company sold 4,600,000 Units which includes a full exercise by the underwriters of their over-allotment option in the amount of 600,000 Public Units, at a purchase price of $10.00 per Unit. Each Unit will consist of one ordinary share, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one ordinary share. Each Public Warrant will entitle the holder to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share (see Note 8).

If the Company does not complete its Business Combination within the necessary time period described in Note 1, the Public Rights will expire and be worthless. Since the Company is not required to net cash settle the Rights and the Rights are convertible upon the consummation of an initial Business Combination, the Management determined that the Rights are classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale are allocated to Public Shares and Rights based on the relative fair value of the securities in accordance with ASC 470-20-30. The value of the Public Shares and Rights will be based on the closing price paid by investors.

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company paid an upfront underwriting discount of $805,000 (1.75%) of the per unit offering price to the underwriter at the closing of the Public Offering, with an additional fee of $1,150,000 (the “Deferred Discount”) of 2.5% of the gross offering proceeds payable upon the Company’s completion of the Business Combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close the Business Combination, the underwriter has waived its right to receive the Deferred Discount. The underwriter is not entitled to any interest accrued on the Deferred Discount.

NOTE 5 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on February 11, 2021, the Sponsor purchased an aggregate of or 225,000 Private Units at a price of $10.00 per Private Unit, ($2,250,000 in the aggregate), from the Company in a private placement. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 8. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units and underlying securities will be worthless.

NOTE 6 – RELATED PARTY TRANSACTIONS

Founder Shares

In May 2018, the Company issued one ordinary share to the Sponsor for no consideration. On August 21, 2019, the Company cancelled the one share for no consideration and the Sponsor purchased 1,150,000 ordinary shares for an aggregate price of $25,000.

The 1,150,000 founder shares (for purposes hereof referred to as the “Founder Shares”).

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

Advance from Related Party

As of March 31, 2021, and December 31, 2020, the Sponsor had advanced the Company an aggregate of $0 and $26,750, respectively. The advances are non-interest bearing and due on demand.

Promissory Note Payable

On June 10, 2019, as amended on January 16, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $450,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering (see Note 4). The outstanding balance under the Promissory Note was repaid at the closing

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

of the Initial Public Offering on February 11, 2021. As of March 31, 2021 and December 31, 2020, the principal amount due and owing under the Promissory Note was $0 and $228,483 respectively.

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

NOTE 7 – SHAREHOLDER’S EQUITY (DEFICIT)

Ordinary Shares — The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At March 31, there were 2,668,313 ordinary shares issued and outstanding, excluding 3,381,687 ordinary shares subject to possible redemption.

Rights — Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company's assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

NOTE 8 – WARRANT LIABILITIES

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

The Company may call the warrants for redemption (excluding the Private Warrants):

●	in whole and not in part,
●	at a price of $0.01 per warrant,
●	upon not less than 30 days' prior written notice of redemption to each Public Warrant holder,
●	if, and only if, the reported last sale price of the ordinary shares equal or exceed $18.00 per share, (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

A summary of warrants activity for the period ended March 31, 2021 is as follows:

	Number of	Weighted
	shares	average life
Public warrants assumed from the Company’s initial Public Offering in February 2021	4,600,000
Private warrants assumed from the Company’s private placement in February 2021	225,000
Balance of warrants outstanding as of March 31, 2021	4,825,000	5 years

NOTE 9 – FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:    Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:    Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 3:    Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
	March 31, 2021	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,460,382	$46,460,382	$—	$—

Liabilities:
Warrant liabilities	$6,450,000	—	—	6,450,000

*included in cash and investments held in trust account on the Company’s balance sheet.

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheet.

Initial Measurement

The Company established the initial fair value for the warrants on February 11, 2021, the date of the Company’s Initial Public Offering, using a binomial model for Public Warrants and Black-Scholes model for Private Warrants. The Company allocated the proceeds received from (i) the sale of Public Units and (ii) the sale of Private Units, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds recorded as ordinary shares subject to possible redemption, and ordinary shares based on their relative fair values recorded at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

February 11,
2021
(Initial
measurement)
Input
Share price	$10.00
Risk-free interest rate	0.46%
Volatility	44%
Exercise price	$11.50
Warrant life	5 years

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market and the subsequent measurement of the Private Warrants as Mach 31, 2021 is classified Level 3 due to the use of unobservable inputs. As of March 31, 2021, the aggregate value of the Private Warrants and Public Warrants was $0.39 million and $6.06 million, respectively. The change in fair value from February 11, 2021 to March 31, 2021 was approximately $30,000.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for investments categorized in Level 3. Level 3 financial liabilities consist of the Private Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Leases

The Company entered into short-term agreements for temporary office space expiring through October 31, 2021 and January 31, 2022. For the periods ended March 31, 2021 and 2020, the Company incurred rent expense of $11,247 and $0, respectively. The remaining amount due under these agreements for the 12 months ending March 31, 2022 is $22,647.

Underwriting Agreement

The underwriters are entitled to a deferred fee of 2.5% of the gross proceeds of the Initial Public Offering, or $1,150,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021, up through the date was the Company issued the unaudited condensed financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Venus Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Yolanda Management Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were formed on May 14, 2018 formed under the laws of the Cayman Islands, as a blank check company for the purpose of engaging in a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to focus on businesses that have a connection to the Asian market. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On February 11, 2021, the Company consummated its initial public offering of 4,600,000 Units, which includes the full exercise of the over-allotment option. Each Unit consists of one ordinary share, one redeemable warrant, and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $46,000,000. Simultaneously with the closing of the initial business combination, the Company consummated a private placement (“Private Placement”) of 225,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,250,000. In addition, the Company sold to Ladenburg Thalmann & Co., Inc., for $75, a total of 75,000 Shares.

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

Our management has broad discretion with respect to the specific application of the net proceeds of the initial business combination and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from inception up to February 11, 2021 was in preparation for the initial public offering. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the quarter ended March 31, 2021, we had a net loss of $108,323, which was comprised of general and administrative expenses, interest income and change in fair value of warrant liabilities.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $211,814.  Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

On February 11, 2021, we consummated the initial public offering of 4,600,000 Units (which includes the full exercise of the underwriter’s over-allotment option), at a price of $10.00 per Unit, generating gross proceeds of $46,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 225,000 Private Units, at a price of $10.00 per Unit, generating gross proceeds of $2,250,000.

Following the initial public offering and the exercise of the over-allotment option, a total of $46,000,000 was placed in the Trust Account. We incurred $2,462,765, consisting of $805,000 of underwriting fees, $1,150,000 of deferred underwriting fees and $507,765 of other offering costs.

We intend to use substantially all of the net proceeds of the initial public offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. This belief is based on the fact that while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our initial business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to use from the trust account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to the Company. We began incurring these fees on February 8, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any significant accounting policies.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective as a result of our restatement of our balance sheet as of March 4, 2021 to reclassify our public warrants and private warrants as derivative liabilities.

Restatement of Previously Issued Financial Statements

On May 17, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued balance as of March 4, 2021 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the balance do not impact the amounts previously reported for our cash and cash equivalents, and total assets.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A Legal Proceedings

The Company is not party to any legal proceedings as of the filing date of this Form 10-Q.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on February 11, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated February 11, 2021 other than as stated below.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Changes in the accounting treatment of the warrants issued in out IPO and private placement warrants issued to our sponsor which may require that the warrants be classified as equity and are classified as a liability, we will have to incur significant expense in valuing such liabilities on a quarterly and annual basis, such liability would be reflected on our financial statements, and such classification may make it more difficult for us to complete an initial business combination.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”). In the statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. If applicable, the warrants should be classified as a liability measured at fair value, with changes in fair value required to be reflected in the SPACs quarterly and annual financial statements. It is possible that our public warrants and private placement warrants would therefore be classified as a liability. If we determine that our public warrants and private placement warrants would be classified as liabilities, prior to the effective date of the registration statement of which this prospectus forms a part, we may amend the terms of the public warrants and the private placement warrants in order that they may be classified as equity, however, there can be no assurance that such changes will result in the classification of the public warrants and private placement warrants as equity. If the warrants are not classified as equity and are classified as a liability, we will have to incur significant expense in valuing such liabilities on a quarterly and annual basis, such liability would be reflected on our financial statements, and such classification and ongoing expense may make it more difficult for us to complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2019, our sponsor, Yolanda Management Corporation, purchased an aggregate of 1,150,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.02 per share.

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

Simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) with its sponsor, for the purchase of 225,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,250,000, pursuant to the subscription agreement with the Company. In addition, the Company sold to Ladenburg Thalmann & Co., Inc., for $75, a total of 75,000 Shares.

These securities (other than our IPO securities) were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended pursuant o Section 4(2) of the securities Act.

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

Following the initial public offering and the exercise of the over-allotment option, a total of $46,000,000 was placed in the Trust Account. We incurred $2,462,765, consisting of $805,000 of underwriting fees, $1,150,000 of deferred underwriting fees and $507,765 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 8, 2021, by and between the Registrant and Ladenburg Thalmann & Co., Inc. as representative of the underwriters;(1)

3.1	Memorandum and Articles of Association.(2)

3.2	Amended and Restated Memorandum and Articles of Association.(2)

4.1	Warrant Agreement, dated February 8, 2021, by and between Vstock Transfer LLC and the Registrant (1)

4.2	Rights Agreement, dated February 8, 2021, by and between Vstock Transfer LLC and the Registrant (1)

10.1	Amended and Restated Promissory Note, dated as of January 16, 2020, issued to Yolanda Management Corporation.(2)

10.2	Insider Letter Agreement, dated February 8, 2021, by and between the Registrant, Ladenburg Thalmann & Co., Inc. and each of the initial stockholders, officers and directors of the Registrant (1)

10.3	Investment Management Trust Agreement, dated February 8, 2021, by and between Wilmington Trust, National Association and the Registrant.(1)

10.4	Registration Rights Agreement, dated February 8, 2021, by and between the Registrant and the Sponsor, Yolanda Management Corporation.(1)

10.5	Securities Subscription Agreement, dated August 21, 2019, between the Registrant and Yolanda Management Corporation.(2)

10.6	Private Placement Units Purchase Agreement between the Registrant and Yolanda Management Corporation.(2)

10.7	Form of Indemnity Agreement.(2)

10.8	Form of Administrative Services Agreement, by and between the Registrant and Yolanda Management Corporation.(2)

10.9	Amended and Restated Promissory Note, dated as of December 10, 2020, in the principal amount of up to $450,000, issued to Yolanda Management Corporation.(2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 11, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 (SEC File No.333-251507) declared effective on February 8, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENUS ACQUISITION CORPORATION

Date: May 17, 2021	By:	/s/ Yanming Liu
	Name:	Yanming Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ River Ci
	Name:	River Chi
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)