Form 10-Q
period 2021-06-30
Venus Acquisition Corp
filed 2021-08-16
CIK 1800392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of August 10, 2021, there were 6,050,000 ordinary shares outstanding of the Registrant (assuming all of the units issued in our initial public offering completed on February 11, 2021 were split on such date).

VENUS ACQUISITION CORPORATION.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-Q may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete a business combination;

●	pool of prospective target businesses;

●	ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for shares;

●	public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering completed in February, 2021.

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

ii

PART I - FINANCIAL INFORMATION

VENUS ACQUISITION COPORATION

Condensed Financial Statements

For The Six Months Ended June 30, 2021

1

VENUS ACQUISITION CORPORATION

VENUS ACQUISITION CORPORATION

UNAUDTED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$33,668	$239
Prepayments	67,683	-

Total current assets	101,351	239
Security and rental deposit	222	3,303
Deferred offering costs	-	188,001
Cash and investments held in trust account	46,467,588	-

TOTAL ASSETS	$46,569,161	$191,543

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$31,058	$39,972
Advance from a related party	920	26,750
Promissory note – related party	-	228,483

Total current liabilities	31,978	295,205
Deferred underwriting compensation	1,150,000	-
Warrant liabilities	390,000	-

TOTAL LIABILITIES	1,571,978	295,205

Commitments and contingencies
Ordinary shares, subject to possible redemption, 3,959,470 shares at $10.10 per share	39,997,178	-

Shareholders’ Equity (Deficit):
Preferred shares, $0.001 par value; 1,000,000 shares authorized; no share issued	-	-
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 2,090,530 and 1,150,000 shares issued and outstanding (excluding 3,959,470 and no shares subject to redemption)	2,090	1,150
Additional paid-in capital	5,433,040	23,850
Accumulated deficit	(435,125)	(128,662)

Total shareholders’ equity (deficit)	5,000,005	(103,662)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$46,569,161	$191,543

See accompanying notes to unaudited condensed consolidated financial statements.

VENUS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Formation, general and administrative expenses	$(218,846)	$(6,100)	$(297,551)	$(13,455)

Total operating expenses	(218,846)	(6,100)	(297,551)	(13,455)

Other income/(expense)
Interest income	706	-	1,088	-
Change in fair value of warrant liabilities	-	-	(10,000)	-
Total other expense, net	706	-	(8,912)	-

Loss before income taxes	(218,140)	(6,100)	(306,463)	(13,455)

Income taxes	-	-	-	-

NET LOSS	(218,140)	(6,100)	(306,463)	(13,455)

Less: income attributable to ordinary shares subject to redemption	(608)	-	(937)	-

Net loss attributable to Venus Acquisition Corporation	(218,748)	(6,100)	(307,400)	(13,455)

Basic and diluted weighted average shares outstanding	2,068,318	1,150,000	1,852,439	1,150,000

Basic and diluted net loss per share	$(0.08)	$(0.01)	$(0.13)	$(0.01)

See accompanying notes to unaudited condensed consolidated financial statements.

VENUS ACQUISITION CORPORATION

UNAUDTED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of April 1, 2021	2,068,318	$2,068	$5,214,920	$(216,985)	$5,000,003

Change in fair value of ordinary shares subject to possible redemption	22,212	22	218,120	-	218,142
Net loss for the period	-	-	-	(218,140)	(218,140)

Balance as of June 30, 2021	2,090,530	$2,090	$5,433,040	$(435,125)	$5,000,005

	Three months ended June 30, 2020
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of April 1, 2020	1,150,000	$1,150	$23,850	$(18,230)	$6,770

Net loss for the period	-	-	-	(6,100)	(6,100)

Balance as of June 30, 2020	1,150,000	$1,150	$23,850	$(24,330)	$670

	Six months ended June 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	(deficit) equity

Balance as of January 1, 2021	1,150,000	$1,150	$23,850	$(128,662)	$(103,662)

Sale of units in initial public offering	4,600,000	4,600	43,532,633	-	43,537,233
Fair value of underwriter’s unit purchase option	75,000	75	-	-	75
Sale of units to the founder in private placement	225,000	225	1,869,775	-	1,870,000
Initial classification of ordinary shares subject to possible redemption	(3,992,198)	(3,992)	(40,317,213)	-	(40,321,205)
Change in fair value of ordinary shares subject to possible redemption	32,728	32	323,995	-	324,027
Net loss for the period	-	-	-	(306,463)	(306,463)

Balance as of June 30, 2021	2,090,530	$2,090	$5,433,040	$(435,125)	$5,000,005

	Six months ended June 30, 2020
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of January 1, 2020	1,150,000	$1,150	$23,850	$(10,875)	$14,125

Net loss for the period	-	-	-	(13,455)	(13,455)

Balance as of June 30, 2020	1,150,000	$1,150	$23,850	$(24,330)	$670

See accompanying notes to unaudited condensed consolidated financial statements.

VENUS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended June 30,
	2021	2020

Cash flow from operating activities
Net loss	$(306,463)	$(13,455)
Adjustments to reconcile net loss to net cash used in operating activities		-
Interest income earned in cash and investments held in trust account	(1,088)
Change in fair value of warrant liabilities	10,000	-
Change in operating assets and liabilities:
Increase in prepayments and deposits	(67,683)	-
Decrease in accrued liabilities	(8,914)	-
Net cash used in operating activities	(374,148)	(13,455)

Cash flows from investing activities
Security deposit	3,081	-
Proceeds deposited in Trust Account	(46,466,500)	-
Net cash used in investing activities	(46,463,419)	-

Cash flows from financing activities
Proceeds from unit purchase option	75	-
Proceeds from public offering, net of expenses	44,875,234	(80,600)
Proceeds from private placement, net of expenses	2,250,000	-
Repayment to a related party	(25,830)	-
Repayment of promissory note – related party	(228,483)	-
Net cash provided by (used in) financing activities	46,870,996	(80,600)

NET INCREASE (DECREASE) IN CASH	33,429	(94,055)

Cash, beginning of period	239	428,307

Cash, end of period	$33,668	$334,252

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$40,321,200	$-
Changes in value of ordinary shares subject to possible redemption	$(324,021)	$-
Deferred underwriting fee payable	$1,150,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Venus Acquisition Corporation (“Venus” or the “Company”) is a blank check company incorporated in the Cayman Islands on May 14, 2018. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

Venus Merger Sub Corp. (“Merger Sub”) is a company incorporated in the Cayman Islands for the purpose of effecting the Business Combination and to serve as the vehicle for, and be subsumed by, VIYI Algorithm Inc., pursuant to the Acquisition Merger. Merger Sub is wholly owned by Venus.

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that have a connection to the Asian market. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

At June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

Financing

The registration statement for the Company’s Initial Public Offering became effective on February 8, 2021. On February 11, 2021, the Company consummated the Initial Public Offering of 4,600,000 units (the “Public Units”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 600,000 Public Units, at $10.00 per Public Unit, generating gross proceeds of $46,000,000 which is described in Note 5.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of, 225,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Yolanda Management Corporation (the “Sponsor”), generating gross proceeds of $2,250,000, which is described in Note 6.

Transaction costs amounted to $2,462,767, consisting of $805,000 of underwriting fees, $1,150,000 of deferred underwriting fees and $507,767 of other offering costs.

Trust account

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Business Combination

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

The Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 7) (the “shareholders”) and the underwriters will agree (a) to vote their Founder Shares, the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

On June 10, 2021, the Company, VIYI Algorithm Inc., a Cayman Islands exempted company (“Viyi”), Venus Merger Sub Corp., a Cayman Islands exempted company and wholly-owned subsidiary of the Company (the “Merger Sub”) and WiMi Hologram Cloud Inc., a Cayman Islands company and the legal and beneficial owner of a majority of the issued and outstanding voting securities of Viyi (“Majority Shareholder”), entered into a Merger Agreement (the "Merger Agreement"). A copy of the Merger Agreement without exhibits or disclosure schedule is included in the Company’s Form 8-K as Exhibit 2.1 as filed on June 14, 2021. WiMi Hologram Cloud, Inc. (NASDAQ: WIMI) holds approximately 73% of the share capital of Viyi.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions of the Merger Agreement and in accordance with the Cayman Islands Companies Act (as revised) (the “Cayman Companies Act”), the parties intend to effect a business combination transaction whereby the Merger Sub will merge with and into Viyi, with Viyi being the surviving entity and becoming a wholly owned Subsidiary of Venus (the “Merger”) on the terms and subject to the conditions set forth in this Agreement and simultaneously with the Closing Purchaser will change its name to “MicroAlgo Inc.”

Pursuant to the Merger Agreement, the merger is structured as s stock for stock transaction and is intended to be qualified as a tax-free reorganization. The terms of the merger provide for a valuation of VIYI Algo and its subsidiaries and businesses of $400,000,000. Based upon a per share value of $10.10 per share, the VIYI Algo stockholders will receive approximately 39,600,000 ordinary shares of Venus which will represent approximately 85% of the combined outstanding shares following the closing, assuming no redemptions by the Venus stockholders and assuming conversion of the Venus outstanding rights into 485,000 ordinary shares. As of June 30, 2021, there were 6,050,000 ordinary shares of Venus issued and outstanding (including 3,959,470 ordinary shares subject to possible redemption).

The Company has filed with the Securities and Exchange Commission preliminary proxy materials with the respect to the business combination and other matters. The business combination with Viyi is subject to shareholder approval of a majority of the ordinary shares voting at the meeting of shareholders to be held in accordance with Cayman law. The preliminary proxy materials are subject to further review by the Securities and Exchange commission and further revisions by the parties. The parties expect the transaction to be completed in the fourth quarter of 2021.

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, which terms are similar to those contained in the warrant agreement governing the Company’s warrants.

The Company’s management evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. The Company’s Private Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25. As a result, the only Private Warrants shall be classified as liabilities and the Public Warrants shall be classified as equity and the Company reevaluated the accounting treatment of the 4,600,000 warrants that were issued to the Company’s sponsor in an initial public offering (“Public Warrants”). The Company previously accounted for the Public Warrants as components of liabilities.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815”), the Company concluded that a provision in the warrant agreement related to certain transfer provisions precludes the Private Warrants from being accounted for as components of equity. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustments	As Revised
Balance sheet as of February 11, 2021
Warrant Liabilities	$6,420,000	$(6,040,000)	$380,000
Total Liabilities	7,808,428	(6,040,000)	1,768,428
Ordinary Shares Subject to Possible Redemption	34,281,198	6,040,004	40,321,202
Ordinary Shares	2,656	(598)	2,058
Additional Paid-in Capital	5,108,455	596	5,109,051
Total shareholders’ equity	5,000,008	(2)	5,000,006
Balance sheet as of March 31, 2021
Warrant Liabilities	$6,450,000	$(6,060,000)	$390,000
Total Liabilities	7,617,136	(6,060,000)	1,557,136
Ordinary Shares Subject to Possible Redemption	34,155,320	6,059,999	40,215,319
Ordinary Shares	2,668	(600)	2,068
Additional Paid-in Capital	5,234,320	(19,399)	5,214,921
Accumulated deficit	(236,985)	20,000	(216,985)
Total shareholders’ equity	5,000,003	1	5,000,004
Statements of Operations for the three months ended March 31, 2021
Change in fair value of warrant liabilities	$(30,000)	$20,000	$(10,000)
Net income (loss)	(108,323)	20,000	(88,323)

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and notes thereto included in the Company’s Form S-1 for the fiscal year ended December 31, 2020, filed with the SEC on March 29, 2021.

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
Venus Merger Sub Corp. (“Merger Sub”)	A Cayman Islands company Incorporated on May 25, 2021	100% Owned by Venus

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2021 and December 31, 2020.

Cash and investments held in trust account

At June 30, 2021, the assets held in the Trust Account are held in cash and US Treasury securities.

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of June 30, 2021, 3,959,470 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheet.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero and it has no deferred tax assets. The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Net loss per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture by the Sponsors. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential ordinary share equivalents had been issued and if the additional ordinary shares were dilutive.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 4 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of June 30, 2021, investment securities in the Company’s Trust Account consisted of $46,467,588 in United States Treasury Bills and $0 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying June 30, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on June 30, 2021 are as follows:

	Carrying Value as of June 30, 2021 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of June 30, 2021 (unaudited)

Available-for-sale:
U.S. Treasury Securities	$46,467,588	$-	$46,467,588

NOTE 5 — INITIAL PUBLIC OFFERING

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

NOTE 6 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on February 11, 2021, the Sponsor purchased an aggregate of or 225,000 Private Units at a price of $10.00 per Private Unit, ($2,250,000 in the aggregate), from the Company in a private placement. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 9. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units and underlying securities will be worthless.

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

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

Advance from Related Party

As of June 30, 2021, and December 31, 2020, the Sponsor had advanced the Company an aggregate of $920 and $26,750, respectively. The advances are non-interest bearing and due on demand.

Promissory Note Payable

On June 10, 2019, as amended on January 16, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $450,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering (see Note 5). The outstanding balance under the Promissory Note was repaid at the closing of the Initial Public Offering on February 11, 2021. As of June 30, 2021 and December 31, 2020, the principal amount due and owing under the Promissory Note was $0 and $228,483 respectively.

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

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

NOTE 8 – SHAREHOLDER’S EQUITY

Ordinary Shares — The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At June 30, 2021, there were 2,090,530 ordinary shares issued and outstanding, excluding 3,959,470 ordinary shares subject to possible redemption.

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

Public Warrants

Each public warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at a price of $11.50 per full share, subject to adjustment as described in this prospectus. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. This means that only an even number of warrants may be exercised at any given time by a warrant holder.

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

No public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares. It is the Company’s current intention to have an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares in effect promptly following consummation of an initial business combination.

Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the public warrants is not effective within 90 days following the consummation of our initial business combination, public warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the day prior to the date of exercise. For example, if a holder held 300 warrants to purchase 150 shares and the fair market value on the date prior to exercise was $15.00, that holder would receive 35 shares without the payment of any additional cash consideration. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis.

The warrants will become exercisable on the later of the completion of an initial business combination and March 31, 2022. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption.

The Company may redeem the outstanding warrants (including any outstanding warrants issued upon exercise of the unit purchase option issued to Ladenburg Thalmann & Co., Inc.), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a 20 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

If the foregoing conditions are satisfied and the Company would issue a notice of redemption, each warrant holder can exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the ordinary shares may fall below the $18.00 trigger price as well as the $11.50 warrant exercise price per full share after the redemption notice is issued and not limit our ability to complete the redemption.

The redemption criteria for the warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the warrant exercise price so that if the share price declines as a result of our redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants.

If the Company call the warrants for redemption as described above, our management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Whether the Company will exercise our option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors including the price of our ordinary shares at the time the warrants are called for redemption, the Company’s cash needs at such time and concerns regarding dilutive share issuances.

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2021	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,467,588	$46,467,588	$-	$-

Liabilities:
Warrant liabilities	$390,000	-	-	390,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets.

The Company established the initial fair value for the private warrants at $380,000 on February 11, 2021, the date of the Company’s Initial Public Offering, using a Black-Scholes model. The Company allocated the proceeds received from the sale of Private Units, first to the private warrants based on their fair values as determined at initial measurement, with the remaining proceeds recorded as ordinary shares subject to possible redemption, and ordinary shares based on their relative fair values recorded at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	June 30, 2021	February 11, 2021 (Initial measurement)
Input
Share price	$9.95	$10.00
Risk-free interest rate	0.87%	0.46%
Volatility	44%	44%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

As of June 30, 2021, the aggregate value of the Private Warrants was $0.39 million. The change in fair value from February 11, 2021 to June 30, 2021 was approximately $10,000.

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management has evaluated the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has been a significant impact as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

Registration Rights

The holders of our insider shares issued and outstanding on the date of this prospectus, as well as the holders of the Private Units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this Initial Public Offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Leases

The Company terminated into short-term agreements for temporary office space. For the periods ended June 30, 2021 and 2020, the Company incurred rent expense of $6,109 and $12,750, respectively.

Underwriting Agreement

The underwriters are entitled to a deferred fee of 2.5% of the gross proceeds of the Initial Public Offering, or $1,150,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021, up through the date was the Company issued the unaudited condensed consolidated financial statements.

 .

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

Transaction costs amounted to $2,462,767, consisting of $805,000 of underwriting fees, $1,150,000 of deferred underwriting fees and $507,767 of other offering costs.

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

For the three and six months ended June 30, 2021, we had a net loss of 218,140 and $306,463, respectively, which was comprised of general and administrative expenses, interest income and change in fair value of warrant liabilities. For the three and six months ended June 30, 2020, we had a net loss of $6,100 and 13,455, respectively, which was comprised of formation, general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $33,668. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Following the initial public offering and the exercise of the over-allotment option, a total of $46,000,000 was placed in the Trust Account. We incurred $2,462,767, consisting of $805,000 of underwriting fees, $1,150,000 of deferred underwriting fees and $507,767 of other offering costs.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. This belief is based on the fact that while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our initial business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to use from the trust account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of June 30, 2021, 3,959,470 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective as a result of our revisions of our balance sheet as of March 4, 2021 to reclassify our public warrants and private warrants as derivative liabilities.

Revisions of Previously Issued Financial Statements

On May 17, 2021, we revised our prior position on accounting for public and private warrants and concluded that our previously issued balance as of March 4, 2021 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the balance do not impact the amounts previously reported for our cash and cash equivalents, and total assets.

 On June 30, 2021, we revisited our prior position on accounting for public warrants and concluded that our public warrants as of March 4, 2021 should be reclassified as equity because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the balance do not impact the amounts previously reported for our cash and cash equivalents, and total assets.

Changes in Internal Control over Financial Reporting

Other than the matter disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales or issuances of equity occurred during the quarter ended June 30,2021

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 8, 2021, by and between the Registrant and Ladenburg Thalmann & Co., Inc. as representative of the underwriters;(1)

3.1	Memorandum and Articles of Association.(2)

3.2	Amended and Restated Memorandum and Articles of Association.(2)

4.1	Warrant Agreement, dated February 8, 2021, by and between Vstock Transfer LLC and the Registrant (1)

4.2	Rights Agreement, dated February 8, 2021, by and between Vstock Transfer LLC and the Registrant (1)

10.1	Amended and Restated Promissory Note, dated as of January 16, 2020, issued to Yolanda Management Corporation.(2)

10.2	Insider Letter Agreement, dated February 8, 2021, by and between the Registrant, Ladenburg Thalmann & Co., Inc. and each of the initial stockholders, officers and directors of the Registrant (1)

10.3	Investment Management Trust Agreement, dated February 8, 2021, by and between Wilmington Trust, National Association and the Registrant.(1)

10.4	Registration Rights Agreement, dated February 8, 2021, by and between the Registrant and the Sponsor, Yolanda Management Corporation.(1)

10.5	Securities Subscription Agreement, dated August 21, 2019, between the Registrant and Yolanda Management Corporation.(2)

10.6	Private Placement Units Purchase Agreement between the Registrant and Yolanda Management Corporation.(2)

10.7	Form of Indemnity Agreement.(2)

10.8	Form of Administrative Services Agreement, by and between the Registrant and Yolanda Management Corporation.(2)

10.9	Amended and Restated Promissory Note, dated as of December 10, 2020, in the principal amount of up to $450,000, issued to Yolanda Management Corporation.(2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 11, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 (SEC File No.333-251507) declared effective on February 3, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENUS ACQUISITION CORPORATION

Date: August 16, 2021	By:	/s/ Yanming Liu
	Name:	Yanming Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ River Chi
	Name:	River Chi
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

