Form 10-Q
period 2021-09-30
Venus Acquisition Corp
filed 2021-11-12
CIK 1800392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of November 12, 2021, there were 6,050,000 ordinary shares outstanding of the Registrant (assuming all of the units issued in our initial public offering completed on February 11, 2021 were split on such date).

VENUS ACQUISITION CORPORATION.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

ii

PART I - FINANCIAL INFORMATION

VENUS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$2,643	$239
Prepayments	41,867	-

Total current assets	44,510	239
Security and rental deposit	222	3,303
Deferred offering costs	-	188,001
Cash and investments held in trust account	46,468,302	-

TOTAL ASSETS	$46,513,034	$191,543

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$76,058	$39,972
Advance from a related party	233,420	26,750
Promissory note – related party	-	228,483

Total current liabilities	309,478	295,205
Deferred underwriting compensation	1,150,000	-
Warrant liabilities	390,000	-

TOTAL LIABILITIES	1,849,478	295,205

Commitments and contingencies
Ordinary shares, subject to possible redemption, 4,600,000 shares at $10.10 per share	46,460,000	-

Shareholders’ Deficit:
Preferred shares, $0.001 par value; 1,000,000 shares authorized; no share issued	-	-
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,450,000 and 1,150,000 shares issued and outstanding (excluding 4,600,000 and no shares subject to possible redemption)	1,450	1,150
Additional paid-in capital	-	23,850
Accumulated deficits	(1,797,894)	(128,662)

Total shareholders’ deficit	(1,796,444)	(103,662)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$46,513,034	$191,543

See accompanying notes to unaudited condensed consolidated financial statements.

VENUS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Formation, general and administrative expenses	$(334,341)	$(34,189)	$(631,892)	$(47,644)

Total operating expenses	(334,341)	(34,189)	(631,892)	(47,644)

Other income (expense)
Interest income	714	-	1,802	-
Change in fair value of warrant liabilities	-	-	(10,000)	-
Total other income (expense), net	714	-	(8,198)	-

Loss before income taxes	(333,627)	(34,189)	(640,090)	(47,644)

Income taxes	-	-	-	-

NET LOSS	$(333,627)	$(34,189)	$(640,090)	$(47,644)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	4,600,000	-	3,892,308	-
Basic and diluted net income per share, ordinary shares subject to possible redemption	$(0.06)	$-	$0.13	$-

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Venus Acquisition Corporation	1,450,000	1,000,000	1,403,846	1,000,000
Basic and diluted net loss per share, ordinary shares attributable to Venus Acquisition Corporation	$(0.06)	$(0.03)	$(0.81)	$(0.05)

See accompanying notes to unaudited condensed consolidated financial statements.

VENUS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of July 1, 2021 (revised)	1,450,000	$1,450	$-	$(1,464,267)	$(1,462,817)

Net loss for the period	-	-	-	(333,627)	(333,627)

Balance as of September 30, 2021	1,450,000	$1,450	$-	$(1,797,894)	$(1,796,444)

	Three months ended September 30, 2020
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’ equity
	No. of shares	Amount	capital	deficit	(deficit)

Balance as of July 1, 2020	1,150,000	$1,150	$23,850	$(24,330)	$670

Net loss for the period	-	-	-	(34,189)	(34,189)

Balance as of September 30, 2020	1,150,000	$1,150	$23,850	$(58,519)	$(33,519)

	Nine months ended September 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of January 1, 2021	1,150,000	$1,150	$23,850	$(128,662)	$(103,662)

Sale of units in initial public offering	4,600,000	4,600	43,532,633	-	43,537,233
Fair value of underwriter’s unit purchase option	75,000	75	-	-	75
Sale of units to the founder in private placement	225,000	225	1,869,775	-	1,870,000
Initial classification of ordinary shares subject to possible redemption	(4,600,000)	(4,600)	(45,245,194)	-	(45,249,794)
Allocation of offering costs to common stock subject to redemption			2,422,602	-	2,422,602
Accretion of carrying value to redemption value			(2,603,666)	(1,029,142)	(3,632,808)
Net loss for the period	-	-	-	(640,090)	(640,090)

Balance as of September 30, 2021	1,450,000	$1,450	$-	$(1,797,894)	$(1,796,444)

	Nine months ended September 30, 2020
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’ equity
	No. of shares	Amount	Capital	deficit	(deficit)

Balance as of January 1, 2020	1,150,000	$1,150	$23,850	$(10,875)	$14,125

Net loss for the period	-	-	-	(47,644)	(47,644)

Balance as of September 30, 2020	1,150,000	$1,150	$23,850	$(58,519)	$(33,519)

See accompanying notes to unaudited condensed consolidated financial statements.

VENUS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities
Net loss	$(640,090)	$(47,644)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income earned in cash and investments held in trust account	(1,802)	-
Change in fair value of warrant liabilities	10,000	-
Change in operating assets and liabilities:
Prepayments and deposits	(38,786)	(6,663)
Accrued liabilities	36,086	12,472

Net cash used in operating activities	(634,592)	(41,835)

Cash flows from investing activities
Proceeds deposited in Trust Account	(46,466,500)	-

Net cash used in investing activities	(46,466,500)	-

Cash flows from financing activities
Proceeds from unit purchase option	75	-
Proceeds from public offering, net of expenses	44,875,234	(68,640)
Proceeds from private placement, net of expenses	2,250,000	-
Advance from a related party	206,670	-
Repayment of promissory note – related party	(228,483)	(300,000)

Net cash provided by (used in) financing activities	47,103,496	(368,640)

NET CHANGE IN CASH	2,404	(410,475)

Cash, beginning of period	239	428,307

Cash, end of period	$2,643	$17,832

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$45,249,794	$-
Allocation of offering costs to common stock subject to redemption	$2,422,602	$-
Accretion of carrying value to redemption value	$(3,602,808)	$-
Deferred underwriting fee payable	$1,150,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

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

On June 10, 2021, the Company, VIYI Algorithm Inc., a Cayman Islands exempted company (“Viyi”), Venus Merger Sub Corp., a Cayman Islands exempted company and wholly-owned subsidiary of the Company (the “Merger Sub”) and WiMi Hologram Cloud Inc., a Cayman Islands company and the legal and beneficial owner of a majority of the issued and outstanding voting securities of Viyi (“Majority Shareholder”), entered into a Merger Agreement (the "Merger Agreement"). Venus Merger Sub Corp. is a company incorporated in the Cayman Islands for the purpose of effecting the Business Combination and to serve as the vehicle for, and be subsumed by, VIYI Algorithm Inc., pursuant to the terms of the Merger Agreement Merger Sub is wholly owned by Venus. See the further description below regarding the proposed Business combination with Viyi.

The Company is an early stage and an emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity through September 30, 2021 relates to the Company’s formation, completion of its initial public offering (the “Initial Public Offering”) which occurred on February 11, 2021 and negotiation and consummation of the proposed Business Combination with Viyi. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which proceeds are held in trust.

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

Trust account

Following the closing of the Initial Public Offering on February 11, 2021, the aggregate amount of $46,460,000 ($10.10 per Public Unit) was placed in a trust account (the “Trust account”) with Wilmington Trust, National Association acting as trustee. The funds held in the Trust account can be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations. At closing of the Initial Public Offering, the sum of $418,430 was released to the Company to fund its working capital needs.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Units, although substantially all of the net proceeds are held in trust and are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share, subject to increase of up to an additional $0.30 per Public Share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

On June 10, 2021, the Company entered into a merger agreement (the “Merger Agreement”), which provides for a Business Combination between Venus and VIYI Algorithm Inc. Pursuant to the Merger Agreement, the Business Combination will be effected as a stock transaction and is intended to be qualified as a tax-free reorganization. The Merger Agreement is by and among Venus, Merger Sub, VIYI, and WiMi Hologram Cloud Inc, a Cayman Islands limited liability company as the representative of VIYI’s stockholders. The aggregate consideration for the Acquisition Merger is $400,000,000, payable in the form of 39,600,000 newly issued shares of common stock of Merger Sub (“Merger Sub Common Stock”) valued at $10.10 per share.

Upon the closing of the Business Combination, the former Venus shareholders will receive the consideration specified below and the former VIYI stockholders will receive an aggregate of 39,600,000 shares of Merger Sub Common Stock.

The Company will be seeking approval from its shareholders of the proposed Business Combination and Merger with VIYI. The Company has filed a Form S-4/Proxy Statement with the SEC regarding the terms and conditions of the proposed Merger with Viyi and other matters. The Form S-4/Proxy Statement is under review by the SEC. Assuming that the S-4/Proxy Statement is declared effective by the SEC, of which there can be no assurance, the Company will provide its shareholders with definitive materials to consider in connection with the solicitation for approval of the Merger with Viyi and other matters as described in the S-4/Proxy Statement.

The Company will have until February 11, 2022 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months (including the proposed Business combination with Viyi), the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $153,333 (approximately $0.033 per Public Share), up to an aggregate of $1,380,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each one month extension. Any funds which may be provided to extend the time frame will be in the form of a loan to us from our sponsor. The terms of any such loan have not been definitely negotiated, provided, however, any loan will be interest free and will be repayable only if we compete a business combination.

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

Liquidity and capital resources

Following the closing of the Initial Public Offering on February 11, 2021, a total of $46,460,000 was placed in the Trust Account, and the Company had $418,430 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. As of September 30, 2021, the Company had a working deficit of $264,968. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required up to $1,500,000 as discussed in Note 7. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs to execute its intended initial Business Combination twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.

NOTE 2 – REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

The Company’s management evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. The Company’s Private Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25. Management of the Company and the Audit Committee of the Board of Directors, following discussion with its independent auditors, have determined that only the Private Warrants should be classified as liabilities and the Public Warrants should be classified as equity. The Company previously accounted for the Public Warrants as components of liabilities.

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

In addition, in preparation of the Company’s consolidated financial statements as of and for the period ended September 30, 2021, the Company concluded it should revise its consolidated financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a substantial portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against additional paid-in capital and accumulated deficit. Pursuant to ASC Topic 250, Accounting Changes and Error Corrections issued by the FASB and Staff Accounting Bulletin 99, “Materiality” (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial.

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the period, as indicated:

	As
	Previously			As
	Reported	Adjustments #1	Adjustments #2	Revised
Balance sheet as of February 11, 2021
Warrant Liabilities	6,420,000	(6,040,000)	-	380,000
Total Liabilities	7,808,428	(6,040,000)	-	1,768,428
Ordinary Shares Subject to Possible Redemption	34,281,198	6,040,004	6,138,798	46,460,000
Ordinary Shares	2,656	(598)	(608)	1,450
Additional Paid-in Capital	5,108,455	596	(5,109,051)	-
Accumulated deficit	(111,103)	-	(1,029,141)	(1,140,244)
Total shareholders’ (deficit) equity	5,000,008	(2)	(6,138,800)	(1,138,794)

Balance sheet as of March 31, 2021
Warrant Liabilities	6,450,000	(6,060,000)	-	390,000
Total Liabilities	7,617,136	(6,060,000)	-	1,557,136
Ordinary Shares Subject to Possible Redemption	34,155,320	6,059,999	6,244,681	46,920,000
Ordinary Shares	2,668	(600)	(618)	1,450
Additional Paid-in Capital	5,234,320	(19,399)	(5,214,921)	-
Accumulated deficit	(236,985))	20,000	(1,029,142)	(1,246,127)
Total shareholders’ (deficit) equity	5,000,003	1	(6,244,681)	(1,244,677)

Balance sheet as of June 30, 2021
Ordinary Shares Subject to Possible Redemption	39,997,178	-	6,462,822	46,460,000
Ordinary Shares	2,090	-	(640)	1,450
Additional Paid-in Capital	5,433,040	-	(5,433,040)	-
Accumulated deficit	(435,125)	-	(1,029,142)	(1,464,267)
Total shareholders’ equity	5,000,005	-	(6,462,822)	(1,462,817)

Adjustment #1 refer to Public warrant reclassify from warrant liabilities to equity component.

Adjustment #2 refer to classify all public shares as temporary equity.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and notes thereto included in the Company’s Form S-1 for the fiscal year ended December 31, 2020, filed with the SEC on March 29, 2021.

•	Principles of Consolidation

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

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
Venus Merger Sub Corp. (“Merger Sub”)	A Cayman Islands company Incorporated on May 25, 2021	100% Owned by Venus

•	Emerging Growth Company

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

•	Use of Estimates

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

•	Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2021 and December 31, 2020.

•	Cash and Investments held in Trust Account

At September 30, 2021, the assets held in the Trust Account are held in cash and US Treasury securities.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 Investments — Debt and Equity Securities. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

•	Warrants

The Company accounts for warrants (Public Warrants or Private Warrants) as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company has elected to account for its Public Warrants as equity and the Private Warrants as liabilities.

•	Ordinary Shares subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of September 30, 2021, the Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control. 4,600,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

•	Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Public Offering.

•	Fair Value of Financial Instruments

FASB ASC Topic 820 Fair Value Measurements and Disclosures defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

•	Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

•	Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

•	Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,412,500 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the unaudited condensed statement of operations is based on the following:

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Net loss	$(640,090)	$(47,644)
Accretion of carrying value to redemption value	(3,632,808)	-
Net profit	$(4,272,898)	$(47,644)

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020

Net loss	$(333,627)	$(34,189)
Accretion of carrying value to redemption value	-	-
Net profit	$(333,627)	$(34,189)

	For the Nine Months Ended September 30, 2021		For the Nine Months Ended September 30, 2020
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(3,140,285)	$(1,132,613)	$-	$(47,644)
Accretion of carrying value to redemption value	3,632,808	-	-	-
Allocation of net income (loss)	$492,523	$(1,132,613)	$-	$(47,644)
Denominators:
Weighted-average shares outstanding	3,892,308	1,403,846	-	1,000,000
Basic and diluted net income (loss) per share	$0.13	$(0.81)	$-	$(0.05)

	For the Three Months Ended September 30, 2021		For the Three Months Ended September 30, 2020
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(253,667)	$(79,960)	$-	$(34,189)

Allocation of net loss	$(253,667)	$(79,960)	$-	$(34,189))
Denominators:
Weighted-average shares outstanding	4,600,000	1,450,000	-	1,000,000
Basic and diluted net loss per share	$(0.06)	$(0.06)	$-	$(0.03)

•	Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 4 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2021, investment securities in the Company’s Trust Account consisted of $46,468,302 in United States Treasury Bills and $0 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying September 30, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on September 30, 2021 are as follows:

	Carrying Value as of September 30, 2021 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of September 30, 2021 (unaudited)

Held-to-maturity:
U.S. Treasury Securities	$46,468,302	$-	$46,468,302

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

Advance from Related Party

As of September 30, 2021, and December 31, 2020, the Sponsor had advanced the Company an aggregate of $233,420 and $26,750, respectively. The advances are non-interest bearing and due on demand.

Promissory Note Payable

On June 10, 2019, as amended on January 16, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $450,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering (see Note 5). The outstanding balance under the Promissory Note was repaid at the closing of the Initial Public Offering on February 11, 2021. As of September 30, 2021 and December 31, 2020, the principal amount due and owing under the Promissory Note was $0 and $228,483 respectively.

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

NOTE 8 – SHAREHOLDER’S EQUITY

Ordinary Shares — The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At September 30, 2021, there were 1,450,000 ordinary shares issued and outstanding, excluding 4,600,000 ordinary shares subject to possible redemption.

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

The Company may redeem the outstanding warrants (including any outstanding warrants issued upon exercise of the unit purchase option issued to Ladenburg Thalmann & Co., Inc.,), in whole and not in part, at a price of $0.01 per warrant:

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2021	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,468,302	$46,468,302	$-	$-

Liabilities:
Warrant liabilities	$390,000	$-	$-	$390,000

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	September 30, 2021	February 11, 2021 (Initial measurement)
Input
Share price	$10.02	$10.00
Risk-free interest rate	0.98%	0.46%
Volatility	44%	44%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

As of September 30, 2021, the aggregate value of the Private Warrants was $0.39 million. The change in fair value from February 11, 2021 to September 30, 2021 was approximately $10,000.

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

Leases

The Company terminated into short-term agreements for temporary office space. For the periods ended September 30, 2021 and 2020, the Company incurred rent expense of $6,109 and $16,810, respectively.

Underwriting Agreement

The underwriters are entitled to a deferred fee of 2.5% of the gross proceeds of the Initial Public Offering, or $1,150,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021, up through the date was the Company issued the unaudited condensed consolidated financial statements.

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

For the three and nine months ended September 30, 2021, we had a net loss of $333,627 and $640,090, respectively, which was comprised of general and administrative expenses, interest income and change in fair value of warrant liabilities. For the three and nine months ended September 30, 2020, we had a net loss of $34,189 and $47,644, respectively, which was comprised of formation, general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $2,643. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of September 30, 2021, 4,600,000 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective as a result of our revisions of our balance sheets as of February 11, 2021 and March 31, 2021 to reclassify our public warrants and private warrants as derivative liabilities, as well as revisions of our balance sheets as of February 11, 2021, March 31, 2021 and June 30, 2021 to reclassify all public shares as temporary equity.

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

On September 30, 2021, we revisited our prior position on accounting for ordinary shares subject to possible redemption and concluded that our ordinary shares subject to possible redemption as of March 4, 2021 should be reclassified as equity because of a misapplication in the guidance on ordinary shares subject to possible redemption accounting. However, the non-cash adjustments to the balance do not impact the amounts previously reported for our cash and cash equivalents, and total assets.

Changes in Internal Control over Financial Reporting

Other than the matter disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered sales or issuances of equity occurred during the quarter ended September 30, 2021

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

VENUS ACQUISITION CORPORATION

Date: November 12, 2021	By:	/s/ Yanming Liu
	Name:	Yanming Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ River Chi
	Name:	River Chi
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)