Form 10-Q/A
period 2021-03-31
Venus Acquisition Corp
filed 2022-01-18
CIK 1800392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-Q/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to Venus Acquisition Corporation., unless the context otherwise indicates.

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “report”) amends the Quarterly Report on Form 10-Q of Venus Acquisition Corporation for the period ended March 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on May 17, 2021 (the “Original Report”).

Background of Restatement

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies(“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, on January 7, 2021, the Company re-evaluated the accounting treatment of the 4,600,000 warrants that were issued to the Company’s public shareholders in a public offering that closed concurrently with the closing of the Initial Public Offering (the “Public Warrants”). The Company previously accounted for the Public Warrants as components of liabilities.

As a result of the above, the Company should have classified the Public Warrants as component of equity in its previously issued financial statements. The Company’s accounting for the Public Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses or cash.

In addition, in accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary share in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. On January 7, 2021, the Company determined that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company’s previously issued (i) audited balance sheet as of February 11, 2021 included in the Company’s Current Report on Form 8-K/A filed with the SEC on May 17, 2021, (ii) unaudited interim financial statements as of March 31, 2021 and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021 (collectively, the “Affected Periods”), in each case, should be corrected to classify public warrants as equity and all of the Public Shares as temporary equity and should no longer be relied upon.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective due to a material weakness in internal control over financial reporting related to the complex equity instruments. For more information, see Item 9A included in this Quarterly Report on Form 10-Q/A.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Items Amended in this Report

This report presents the Original Report, amended and restated with modifications necessary to reflect the restatements, but without any other amendments, modifications or updates. As such, this report speaks only as of the date the Original Report was filed, and should be read in conjunction with our other SEC filings, including our SEC filings subsequent to the date of the Original Report.

The following items have been amended to reflect the restatements:

Part I, Item 1. Financial Statements and Supplementary Data

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this report (Exhibits 31.1, 31.2 and 32).

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment No. 1 speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

VENUS ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

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

PART I - FINANCIAL INFORMATION

VENUS ACQUISITION CORPORATION

Condensed Financial Statements

For The Three Months Ended March 31, 2021 and 2020

VENUS ACQUISITION CORPORATION

VENUS ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
	(As Restated)
ASSETS
Current assets:
Cash	$211,814	$239
Prepayments	92,432	—

Total current assets	304,246	239
Security and rental deposit	7,831	3,303
Deferred offering costs	—	188,001
Cash and investments held in trust account	46,460,382	—

TOTAL ASSETS	$46,772,459	$191,543

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$17,136	$39,972
Advance from a related party	—	26,750
Promissory note - related party	—	228,483

Total current liabilities	17,136	295,205
Deferred underwriting compensation	1,150,000	—
Warrant liabilities	390,000	—

TOTAL LIABILITIES	1,557,136	295,205

Commitments and contingencies
Ordinary shares, subject to possible redemption, 4,600,000 shares at $10.10 per share	46,460,000	—

Shareholders’ deficit:
Preferred shares, $0.001 par value; 1,000,000 shares authorized; no share issued	—	—
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,450,000 and 1,150,000 shares issued and outstanding (excluding 4,600,000 and no shares subject to redemption)	1,450	1,150
Additional paid-in capital	—	23,850
Accumulated deficit	(1,246,127)	(128,662)

Total shareholders’ deficit	(1,244,677)	(103,662)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$46,772,459	$191,543

The accompanying notes are an integral part of the unaudited condensed financial statements.

VENUS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2021	2020
	(As Restated)

Formation, general and administrative expenses	$(78,705)	$(7,355)

Total operating expenses	(78,705)	(7,355)

Other income (expense)
Interest income	382	—
Change in fair value of warrant liabilities	(10,000)	—

Total other expense, net	(9,618)	—

Loss before income taxes	(88,323)	(7,355)

Income taxes	—	—

NET LOSS	(88,323)	(7,355)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	2,453,333	—
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.49	$—

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Venus Acquisition Corporation	1,310,000	1,150,000
Basic and diluted net loss per share, ordinary shares attributable to Venus Acquisition Corporation	(0.99)	(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VENUS ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three months ended March 31, 2020
					Total
	Ordinary shares				shareholders’
	No. of		Additional	Accumulated	equity
	shares	Amount	paid-in capital	deficit	(deficit)

Balance as of January 1, 2020	1,150,000	$1,150	$23,850	$(10,875)	$14,125

Net loss for the period	—	—	—	(7,355)	(7,355)

Balance as of March 31, 2020	1,150,000	$1,150	$24,885	$(18,230)	$(6,770)

	Three months ended March 31, 2021
					Total
	Ordinary shares				shareholders’
	No. of		Additional	Accumulated	equity
	shares	Amount	paid-in capital	deficit	(deficit)

Balance as of January 1, 2021	1,150,000	$1,150	$23,850	$(128,662)	$(103,662)

Sale of units in initial public offering	4,600,000	4,600	43,532,633	—	43,537,233

Sale of units to the founder in private placement	225,000	225	1,869,775	—	1,870,000

Sales of representative shares	75,000	75	—	—	75

Initial classification of ordinary shares subject to possible redemption	(4,600,000)	(4,600)	(45,245,194)	—	(45,249,794)

Allocation of offering costs to common stock subject to redemption	—	—	2,422,602	—	2,422,602

Accretion of carrying value to redemption value	—	—	(2,603,666)	(1,029,142)	(3,632,808)

Net loss for the period	—	—	—	(88,323)	(108,323)

Balance as of March 31, 2021 (As Restated)	1,450,000	$1,450	$—	$(1,246,127)	$(1,244,677)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VENUS ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2021	2020
	(As Restated)
Cash flow from operating activities
Net loss	$(88,323)	$(7,355)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income earned in cash and investments held in trust account	(382)	—
Change in fair value of warrant liabilities	10,000	—

Change in operating assets and liabilities:
Increase in prepayments	(92,432)	—
Increase in security deposit and rental deposit	(4,528)	—
(Decrease) increase in accrued expenses	(22,837)	367

Cash used in operating activities	(198,502)	(6,988)

Cash flows from investing activities
Proceeds deposited in trust account	(46,460,000)	—

Net cash used in investing activities	(46,460,000)	—

Cash flows from financing activities
Proceeds from sale of representative share	75	—
Proceeds from public offering	46,000,000	—
Proceeds from private placements to related party	2,250,000	—
Payment of offering costs	(1,124,767)	(63,283)
Repayment of advance from a related party	(26,750)	—
Repayment of promissory note - related party	(228,483)	—

Net cash provided by (used in) financing activities	46,870,075	(63,283)

NET CHANGE IN CASH	211,575	(70,271)

Cash, beginning of period	239	428,307

Cash, end of period	$211,814	$358,036

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Initial classification of ordinary shares subject to possible redemption	$45,249,794	$—
Allocation of offering costs to common stock subject to redemption	$2,422,602	$—
Accretion of carrying value to redemption value	$(3,632,808)	$—
Deferred underwriting fee payable	$1,150,000	$—
Initial recognition of warrant liabilities	$380,000	—

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, the Company concluded it should restate its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a substantial portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity.

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact to the previously presented financial statements is presented below:

Adjustment #1 refer to Public warrant reclassify from warrant liabilities to equity component.

Adjustment #2 refer to classify all public shares as temporary equity.

	As
	Previously			As
	Reported	Adjustments #1	Adjustments #2	Restated
Balance sheet as of February 11, 2021
Warrant liabilities	6,420,000	(6,040,000)	-	380,000
Total liabilities	7,808,428	(6,040,000)	-	1,768,428
Ordinary shares subject to possible redemption	34,281,198	-	12,178,802	46,460,000
Ordinary shares	2,656	-	(1,206)	1,450
Additional paid-in capital	5,108,455	6,040,000	(11,148,455)	-
Accumulated deficit	(111,103)	-	(1,029,141)	(1,140,244)
Total shareholders’ equity (deficit)	5,000,008	6,040,000	(12,178,802)	(1,138,794)

Balance sheet as of March 31, 2021
Warrant liabilities	6,450,000	(6,060,000)	-	390,000
Total liabilities	7,617,136	(6,060,000)	-	1,557,136
Ordinary shares subject to possible redemption	34,155,320	-	12,304,680	46,460,000
Ordinary shares	2,668	-	(1,218)	1,450
Additional paid-in capital	5,234,320	6,040,000	(11,274,320)	-
Accumulated deficit	(236,985)	20,000	(1,029,142)	(1,246,127)
Total shareholders’ equity (deficit)	5,000,003	6,060,000	(12,304,680)	(1,244,677)

Statement of operations for the three months ended March 31, 2021 (unaudited)
Change in fair value of warrant liabilities	(30,000)	20,000	-	(10,000)
Net Loss	(108,323)	20,000	-	(88,323)
Basic and diluted weighted average shares outstanding, ordinary stock subject to possible redemption	-	-	2,453,333	2,453,333
Basic and diluted income per share, ordinary share subject to possible redemption	-	-	0.49	0.49
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,073,566	-	(1,763,566)	1,310,000
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.03)	-	(0.96)	(0.99)

Statement of changes in shareholders’ deficit for the three months ended March 31, 2021 (unaudited)
Initial classification of shares subject to conversion – ordinary shares – no. of shares	(3,394,178)	-	(1,205,822)	(4,600,000)
Initial classification of shares subject to conversion – ordinary shares – amount	(3,394)	-	(1,206)	(4,600)
Initial classification of shares subject to conversion – additional paid-in capital	(34,277,804)	-	(10,967,390)	(45,245,194)
Initial classification of shares subject to conversion – total shareholder’s deficit	(34,281,198)	-	(10,968,596)	(45,249,794)
Allocation of offering costs to common stock subject to redemption	-	-	2,422,602	2,422,602
Accretion of carrying value to redemption value	-	-	(2,603,666)	(2,603,666)

Statement of cash flows for the three months ended March 31, 2021 (unaudited)
Net loss	(108,323)	20,000	-	(88,323)
Change in fair value of warrant liabilities	30,000	(20,000)	-	10,000
Initial classification of shares subject to conversion	(34,281,198)	-	(10,968,596)	(45,249,794)
Change in value of shares subject to conversion	125,878	-	(125,878)	-
Allocation of offering costs to common stock subject to redemption	-	-	2,422,602	2,422,602
Accretion of carrying value to redemption value	-	-	(2,603,666)	(2,603,666)

Notes 3, 5, 8 and 9 have been updated to reflect the restatements.

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (AS RESTATED)

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q/A should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form S-1 for the fiscal year ended December 31, 2020, filed with the SEC on March 29, 2021.

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Net Loss Per Share (As Restated)

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of March 31, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,412,500 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the unaudited condensed statement of operations is based on the following:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Net loss	$(88,323)	$(7,355)
Accretion of carrying value to redemption value	(3,632,808)	-
Net profit	$(3,721,131)	$(7,355)

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(2,425,821)	$(1,295,310)	$-	$(7,355)
Accretion of carrying value to redemption value	3,632,808	-	-	-
Allocation of net income (loss)	$1,206,987	$(1,295,310)	$-	$(7,355)
Denominators:
Weighted-average shares outstanding	2,453,333	1,310,000	-	1,150,000
Basic and diluted net income (loss) per share	$0.49	$(0.99)	$-	$(0.01)

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – INITIAL PUBLIC OFFERING (AS RESTATED)

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

All of the 4,600,000 public shares sold as part of the Public Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Company’s redeemable ordinary shares is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of March 31, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table.

March 31,
2021
Gross proceeds	$46,000,000
Less:
Proceeds allocated Public Warrants	(647,162)
Proceeds allocated Public Rights	(103,044)
Offering costs of Public Shares	(2,422,602)
Plus:
Accretion of carrying value to redemption value	3,632,808
Common stock subject to possible redemption	$46,460,000

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8 – SHAREHOLDER’S EQUITY (DEFICIT) (AS RESTATED)

Ordinary Shares — The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At March 31, 2021, there were 1,450,000 ordinary shares issued and outstanding, excluding 4,600,000 ordinary shares subject to possible redemption.

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Public Warrants — Each public warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at a price of $11.50 per full share, subject to adjustment as described in this prospectus. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. This means that only an even number of warrants may be exercised at any given time by a warrant holder.

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The redemption criteria for the warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share

NOTE 9 – FAIR VALUE MEASUREMENTS (AS RESTATED)

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

		Quoted Prices In	Significant Other	Significant Other
	March 31, 2021	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,460,382	$46,460,382	$—	$—

Liabilities:
Warrant liabilities (as restated)	$390,000	$—	$—	$390,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets.

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	March 31, 2021	February 11, 2021 (Initial measurement)
Input
Share price	$10.00	$10.00
Risk-free interest rate	0.92%	0.46%
Volatility	44%	44%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

As of March 31, 2021, the aggregate value of the Private Warrants was $0.39 million. The change in fair value from February 11, 2021 to March 31, 2021 was approximately $10,000.

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

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q/A including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the quarter ended March 31, 2021, we had a net loss of $88,323, which was comprised of general and administrative expenses, interest income and change in fair value of warrant liabilities.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of March 31, 2021, 4,600,000 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective as a result of our restatement of our balance sheets as of February 11, 2021 and March 31, 2021 to reclassify our private warrants as derivative liabilities, as well as restatements of our balance sheets as of February 11, 2021 and March 31, 2021 to reclassify all public shares as temporary equity.

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

On March 31, 2021, we revisited our prior position on accounting for public warrants and concluded that our public warrants as of February 11, 2021 should be reclassified as equity because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the balance do not impact the amounts previously reported for our cash and cash equivalents, and total assets.

In addition, the Company concluded it should restate its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As a result, management identified these material weaknesses in our internal control over financial reporting related to the accounting for complex equity instruments in connection with our initial public offering.

To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the public warrants and redeemable shares we issued in connection with our initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

Changes in Internal Control over Financial Reporting

Other than the matter disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of March 31, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q/A.

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