Form 10-Q/A
period 2021-06-30
Venus Acquisition Corp
filed 2022-01-18
CIK 1800392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No.1 to

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

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “report”) amends the Quarterly Report on Form 10-Q of Venus Acquisition Corporation for the period ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on August 16, 2021 (the “Original Report”).

Background of Restatement

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies(“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, on January 7, 2022, the Company re-evaluated the accounting treatment of the 4,600,000 warrants that were issued to the Company’s public shareholders in a public offering that closed concurrently with the closing of the Initial Public Offering (the “Public Warrants”). The Company previously accounted for the Public Warrants as components of liabilities.

As a result of the above, the Company should have classified the Public Warrants as component of equity in its previously issued financial statements. The Company’s accounting for the Public Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses or cash.

In addition, in accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary share in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. On January 7, 2022, the Company determined that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company’s previously issued (i) audited balance sheet as of February 11, 2021 included in the Company’s Current Report on Form 8-K/A filed with the SEC on May 17, 2021, (ii) unaudited interim financial statements as of March 31, 2021 and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021 and (iii) ) unaudited interim financial statements as of June 30, 2021 and for the six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), in each case, should be corrected to classify Public Warrants as equity and all of the Public Shares as temporary equity and should no longer be relied upon.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective due to a material weakness in internal control over financial reporting related to the classification of the Company’s warrants as components of equity instead of as derivative liabilities and the allocation and treatment of the initial transaction costs of the initial public offering. For more information, see Item 9A included in this Quarterly Report on Form 10-Q/A.

The Company has reflected these corrections in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with SEC on November 12, 2021 (the “November 2021 Form 10-Q”) and in this amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2021. The Company does not expect the changes described above to have any impact on its cash position or the balance held in the trust account. The Company has not amended its previously filed Quarterly Reports on Form 10-Q or Current Reports on Form 8-K for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this interim Report on Form 10-Q/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

ii

PART I - FINANCIAL INFORMATION

VENUS ACQUISITION COPORATION

Condensed Financial Statements

For The Six Months Ended June 30, 2021

1

VENUS ACQUISITION CORPORATION

VENUS ACQUISITION CORPORATION

UNAUDTED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2021	December 31, 2020
	(As Restated)
ASSETS
Current assets:
Cash	$33,668	$239
Prepayments	67,683	-

Total current assets	101,351	239
Security and rental deposit	222	3,303
Deferred offering costs	-	188,001
Cash and investments held in trust account	46,467,588	-

TOTAL ASSETS	$46,569,161	$191,543

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$31,058	$39,972
Advance from a related party	920	26,750
Promissory note – related party	-	228,483

Total current liabilities	31,978	295,205
Deferred underwriting compensation	1,150,000	-
Warrant liabilities	390,000	-

TOTAL LIABILITIES	1,571,978	295,205

Commitments and contingencies
Ordinary shares, subject to possible redemption, 4,600,000 shares at $10.10 per share	46,460,000	-

Shareholders’ Deficit:
Preferred shares, $0.001 par value; 1,000,000 shares authorized; no share issued	-	-
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,450,000 and 1,150,000 shares issued and outstanding (excluding 4,600,000 and no shares subject to redemption)	1,450	1,150
Additional paid-in capital	-	23,850
Accumulated deficit	(1,464,267)	(128,662)

Total shareholders’ deficit	(1,462,817)	(103,662)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$46,569,161	$191,543

See accompanying notes to unaudited condensed consolidated financial statements.

VENUS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(As Restated)		(As Restated)
Formation, general and administrative expenses	$(218,846)	$(6,100)	$(297,551)	$(13,455)

Total operating expenses	(218,846)	(6,100)	(297,551)	(13,455)

Other income/(expense)
Interest income	706	-	1,088	-
Change in fair value of warrant liabilities	-	-	(10,000)	-
Total other expense, net	706	-	(8,912)	-

Loss before income taxes	(218,140)	(6,100)	(306,463)	(13,455)

Income taxes	-	-	-	-

NET LOSS	(218,140)	(6,100)	(306,463)	(13,455)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	4,600,000	-	3,532,597	-

Basic and diluted net income per share, ordinary shares subject to possible redemption	(0.04)	-	0.23	-

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Venus Acquisition Corporation	1,450,000	1,150,000	1,380,387	1,150,000

Basic and diluted net loss per share, ordinary shares attributable to Venus Acquisition Corporation	$(0.04)	$(0.01)	$(0.80)	$(0.01)

See accompanying notes to unaudited condensed consolidated financial statements.

VENUS ACQUISITION CORPORATION

UNAUDTED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of April 1, 2021	1,450,000	$1,450	$-	$(1,246,127)	$(1,244,677)

Net loss for the period	-	-	-	(218,140)	(218,140)

Balance as of June 30, 2021 (As Restated)	1,450,000	$1,450	$-	$(1,464,267)	$(1,462,817)

	Three months ended June 30, 2020
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of April 1, 2020	1,150,000	$1,150	$23,850	$(18,230)	$6,770

Net loss for the period	-	-	-	(6,100)	(6,100)

Balance as of June 30, 2020	1,150,000	$1,150	$23,850	$(24,330)	$670

	Six months ended June 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	(deficit) equity

Balance as of January 1, 2021	1,150,000	$1,150	$23,850	$(128,662)	$(103,662)

Sale of units in initial public offering	4,600,000	4,600	43,532,633	-	43,537,233
Fair value of underwriter’s unit purchase option	75,000	75	-	-	75
Sale of units to the founder in private placement	225,000	225	1,869,775	-	1,870,000
Initial classification of ordinary shares subject to possible redemption	(4,600,000)	(4,600)	(45,245,194)	-	(45,249,794)
Allocation of offering costs to common stock subject to redemption	-	-	2,422,602		2,422,602
Accretion of carrying value to redemption value	-	-	(2,603,666)	(1,029,142)	(3,632,808)
Net loss for the period	-	-	-	(306,463)	(306,463)

Balance as of June 30, 2021 (As Restated)	1,450,000	$1,450	$-	$(1,464,267)	$(1,462,817)

	Six months ended June 30, 2020
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of January 1, 2020	1,150,000	$1,150	$23,850	$(10,875)	$14,125

Net loss for the period	-	-	-	(13,455)	(13,455)

Balance as of June 30, 2020	1,150,000	$1,150	$23,850	$(24,330)	$670

See accompanying notes to unaudited condensed consolidated financial statements.

VENUS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended June 30,
	2021	2020
	(As Restated)
Cash flow from operating activities
Net loss	$(306,463)	$(13,455)
Adjustments to reconcile net loss to net cash used in operating activities		-
Interest income earned in cash and investments held in trust account	(1,088)
Change in fair value of warrant liabilities	10,000	-
Change in operating assets and liabilities:
Increase in prepayments and deposits	(67,683)	-
Decrease in accrued liabilities	(8,914)	-
Net cash used in operating activities	(374,148)	(13,455)

Cash flows from investing activities
Security deposit	3,081	-
Proceeds deposited in Trust Account	(46,466,500)	-
Net cash used in investing activities	(46,463,419)	-

Cash flows from financing activities
Proceeds from unit purchase option	75	-
Proceeds from public offering, net of expenses	44,875,234	(80,600)
Proceeds from private placement, net of expenses	2,250,000	-
Repayment to a related party	(25,830)	-
Repayment of promissory note – related party	(228,483)	-
Net cash provided by (used in) financing activities	46,870,996	(80,600)

NET INCREASE (DECREASE) IN CASH	33,429	(94,055)

Cash, beginning of period	239	428,307

Cash, end of period	$33,668	$334,252

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$45,249,794	$-
Allocation of offering costs to common stock subject to redemption	$2,422,602	$-
Accretion of carrying value to redemption value	$(3,632,808)	$-
Deferred underwriting fee payable	$1,150,000	$-
Initial recognition of warrant liabilities	$380,000	$-

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

All activity through June 30, 2021 relates to the Company’s formation, completion of its initial public offering (the “Initial Public Offering”) which occurred on February 11, 2021 and negotiation and consummation of the proposed Business Combination with Viyi. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which proceeds are held in trust.

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

In addition, the Company concluded it should restate its consolidated financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a substantial portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

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

The impact to the previously presented financial statements is presented below:

Adjustment #1 refer to Public warrant reclassify from warrant liabilities to equity component.

Adjustment #2 refer to classify all public shares as temporary equity.

	As
	Previously			As
	Reported	Adjustments #1	Adjustments #2	Restated
Balance sheet as of February 11, 2021
Warrant liabilities	6,420,000	(6,040,000)	-	380,000
Total liabilities	7,808,428	(6,040,000)	-	1,768,428
Ordinary shares subject to possible redemption	34,281,198	-	12,178,802	46,460,000
Ordinary shares	2,656	-	(1,206)	1,450
Additional paid-in capital	5,108,455	6,040,000	(11,148,455)	-
Accumulated deficit	(111,103)	-	(1,029,141)	(1,140,244)
Total shareholders’ equity (deficit)	5,000,008	6,040,000	(12,178,802)	(1,138,794)

Balance sheet as of March 31, 2021
Warrant liabilities	6,450,000	(6,060,000)	-	390,000
Total liabilities	7,617,136	(6,060,000)	-	1,557,136
Ordinary shares subject to possible redemption	34,155,320	-	12,304,680	46,460,000
Ordinary shares	2,668	-	(1,218)	1,450
Additional paid-in capital	5,234,320	6,040,000	(11,274,320)	-
Accumulated deficit	(236,985)	20,000	(1,029,142)	(1,246,127)
Total shareholders’ equity (deficit)	5,000,003	6,060,000	(12,304,680)	(1,244,677)

Balance sheet as of June 30, 2021
Ordinary shares subject to possible redemption	39,997,178	-	6,462,822	46,460,000
Ordinary shares	2,090	-	(640)	1,450
Additional paid-in capital	5,433,040	-	(5,433,040)	-
Accumulated deficit	(435,125)	-	(1,029,142)	(1,464,267)
Total shareholders’ equity (deficit)	5,000,005	-	(6,462,822)	(1,462,817)

Statement of operations for the three months ended March 31, 2021 (unaudited)
Change in fair value of warrant liabilities	(30,000)	20,000	-	(10,000)
Net Loss	(108,323)	20,000	-	(88,323)
Basic and diluted weighted average shares outstanding, ordinary stock subject to possible redemption	-	-	2,453,333	2,453,333
Basic and diluted income per share, ordinary share subject to possible redemption	-	-	0.49	0.49
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,073,566	-	(1,763,566)	1,310,000
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.03)	-	(0.96)	(0.99)

Statement of operations for the three months ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, ordinary stock subject to possible redemption	-	-	4,600,000	4,600,000
Basic and diluted income per share, ordinary share subject to possible redemption	-	-	(0.04)	(0.04)
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,068,318	-	(618,318)	1,450,000
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.08)	-	0.04	(0.04)

Statement of operations for the six months ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, ordinary stock subject to possible redemption	-	-	3,532,597	3,532,597
Basic and diluted income per share, ordinary share subject to possible redemption	-	-	0.23	0.23
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,068,318	-	(587,931)	1,380,387
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.13)	-	(0.67)	(0.80)

Statement of changes in shareholders’ deficit for the three months ended March 31, 2021 (unaudited)
Initial classification of shares subject to conversion – ordinary shares – no. of shares	(3,394,178)	-	(1,205,822)	(4,600,000)
Initial classification of shares subject to conversion – ordinary shares – amount	(3,394)	-	(1,206)	(4,600)
Initial classification of shares subject to conversion – additional paid-in capital	(34,277,804)	-	(10,967,390)	(45,245,194)
Initial classification of shares subject to conversion – total shareholder’s deficit	(34,281,198)	-	(10,968,596)	(45,249,794)
Allocation of offering costs to common stock subject to redemption	-	-	2,422,602	2,422,602
Accretion of carrying value to redemption value	-	-	(2,603,666)	(2,603,666)

Statement of changes in shareholders’ deficit for the six months ended June 30, 2021 (unaudited)
Initial classification of shares subject to conversion – ordinary shares – no. of shares	(3,992,198)	-	(607,802)	(4,600,000)
Initial classification of shares subject to conversion – ordinary shares – amount	(3,992)	-	(608)	(4,600)
Initial classification of shares subject to conversion – additional paid-in capital	(40,317,213)	-	(4,927,981)	(45,245,194)
Initial classification of shares subject to conversion – total shareholder’s deficit	(40,321,205)	-	(4,928,589)	(45,249,794)
Allocation of offering costs to common stock subject to redemption	-	-	2,422,602	2,422,602
Accretion of carrying value to redemption value	-	-	(2,603,666)	(2,603,666)

Statement of cash flows for the three months ended March 31, 2021 (unaudited)
Net loss	(108,323)	20,000	-	(88,323)
Change in fair value of warrant liabilities	30,000	(20,000)	-	10,000
Initial classification of shares subject to conversion	(34,281,198)	-	(10,968,596)	(45,249,794)
Change in value of shares subject to conversion	125,878	-	(125,878)	-
Allocation of offering costs to common stock subject to redemption	-	-	2,422,602	2,422,602
Accretion of carrying value to redemption value	-	-	(2,603,666)	(2,603,666)

Statement of cash flows for the six months ended June 30, 2021 (unaudited)
Initial classification of shares subject to conversion	40,321,200	-	4,928,594	45,249,794
Change in value of shares subject to conversion	(324,021)	-	324,021	-
Allocation of offering costs to common stock subject to redemption	-	-	2,422,602	2,422,602
Accretion of carrying value to redemption value	-	-	(2,603,666)	(2,603,666)

Notes 3, 5 and 8 have been updated to reflect the restatements.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of June 30, 2021, the Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control. 4,600,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Net loss per share (As Restated)

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,412,500 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The net loss per share presented in the unaudited condensed statement of operations is based on the following:

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Net loss	$(306,463)	$(13,455)
Accretion of carrying value to redemption value	(3,632,808)	-
Net profit	$(3,939,271)	$(13,455)

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020

Net loss	$(218,140)	$(6,100)
Accretion of carrying value to redemption value	-	-
Net profit	$(218,140)	$(6,100)

	For the Six Months Ended June 30, 2021		For the Six Months Ended June 30, 2020
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(2,832,465)	$(1,106,806)	$-	$(13,455)
Accretion of carrying value to redemption value	3,632,808	-	-	-
Allocation of net income (loss)	$800,343	$(1,106,806)	$-	$(13,455)
Denominators:
Weighted-average shares outstanding	3,532,597	1,380,387	-	1,150,000
Basic and diluted net income (loss) per share	$0.23	$(0.80)	$-	$(0.01)

	For the Three Months Ended June 30, 2021		For the Three Months Ended June 30, 2020
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(165,859)	$(52,281)	$-	$(6,100)

Allocation of net loss	$(165,859)	$(52,281)	$-	$(6,100)
Denominators:
Weighted-average shares outstanding	4,600,000	1,450,000	-	1,150,000
Basic and diluted net loss per share	$(0.04)	$(0.04)	$-	$(0.01)

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

NOTE 5 — INITIAL PUBLIC OFFERING (AS RESTATED)

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

As of June 30, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table.

June 30,
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

NOTE 8 – SHAREHOLDER’S DEFICIT (AS RESTATED)

Ordinary Shares — The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At June 30, 2021, there were 1,450,000 ordinary shares issued and outstanding, excluding 4,600,000 ordinary shares subject to possible redemption.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of June 30, 2021, 4,600,000 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective as a result of our restatement of our balance sheets as of February 11, 2021, March 31, 2021 and June 30, 2021 to reclassify our private warrants as derivative liabilities, as well as restatements of our balance sheets as of February 11, 2021, March 31, 2021 and June 30, 2021 to reclassify all public shares as temporary equity.

Restatements of Previously Issued Financial Statements

On May 17, 2021, we revised our prior position on accounting for public and private warrants and concluded that our previously issued balance as of February 11, 2021 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the balance do not impact the amounts previously reported for our cash and cash equivalents, and total assets.

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

As a result, management identified these material weaknesses in our internal control over financial reporting related to the accounting for warrants and ordinary shares subject to possible redemption.

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

