Form 10-K
period 2021-12-31
Venus Acquisition Corp
filed 2022-03-25
CIK 1800392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40024

VENUS ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

477 Madison Avenue, 6th Floor, New York, NY 10022

(Address of principal executive offices) (Zip Code)

(917) 267-4568
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary shares, Par Value $.001 Per Share	VENA	The Nasdaq Stock Market, LLC
Redeemable Warrants entitling the holders to Purchase one half (1/2) of one Ordinary Share	VENAW	The Nasdaq Stock Market, LLC
Rights to Receive one tenth (1/10) of an Ordinary Share	VENAR	The Nasdaq Stock Market, LLC
Units, each consisting of one Ordinary Share, one Warrant, and one Right	VENAU	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 OF THIS chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☑
						Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

As of June 30, 2021, the aggregate market value of the ordinary share of the registrant held by non-affiliates of the registrant was $45,770,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: On March 21, 2022 there were 6,050,000 ordinary shares outstanding of the Registrant (assuming all the units were separated into their component parts on such date).

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

None

EXPLANATORY NOTE

References throughout this the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Venus Acquisition Corporation., unless the context otherwise indicates.

Background of Restatement

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, on January 7, 2022, the Company re-evaluated the accounting treatment of the 4,600,000 warrants that were issued to the Company’s public shareholders in a public offering that closed concurrently with the closing of the initial public offering (the “Public Warrant”). The Company previously accounted for the Public Warrants as components of liabilities.

As a result of the above, the Company should have classified the Public Warrants as component of equity in its previously issued financial statements. The Company’s accounting for the Public Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses or cash.

In addition, in accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary share in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. On January 7, 2022, the Company determined that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company’s previously issued (i) audited balance sheet as of February 11, 2021 included in the Company’s Current Report on Form 8-K/A filed with the SEC on May 17, 2021, (ii) unaudited interim financial statements as of March 31, 2021 and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021 and (iii) unaudited interim financial statements as of June 30, 2021 and for the six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021, in each case, should be corrected to classify Public Warrants as equity and all of the public shares as temporary equity and should no longer be relied upon.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective due to a material weakness in internal control over financial reporting related to the classification of the Company’s warrants as components of equity instead of as derivative liabilities and the allocation and treatment of the initial transaction costs of the initial public offering. For more information, see Item 9A included in this Annual Report on Form 10-K.

The Company has reflected these corrections in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with SEC on November 12, 2021 and in the amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2021, filed on January 18, 2022, the amended Quarterly Report on Form 10-Q/A for the period ended March 31, 2021, filed on January 18, 2022, and the amended Current Report on Form 8-K/A filed on January 18, 2022. The Company does not expect the changes described above to have any impact on its cash position or the balance held in the trust account. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in the amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2021, the amended Quarterly Report on Form 10-Q/A for the period ended March 31, 2021, and the amended Current Report on Form 8-K/A, all as filed on January 18, 2022, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

ii

Part 1

ITEM 1. BUSINESS

Company Profile

Venus Acquisition Corporation (“Company”) was formed on May 14, 2018 formed under the laws of the Cayman Islands, as a blank check company for the purpose of engaging in a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to focus on businesses that have a connection to the Asian market. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

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

As a result of the IPO, the Private Placement and sale of shares to our underwriter, assuming the units were separated into their component parts, we had: (i) 4,825,000 units, (ii) 6,050,000 ordinary shares, (iii) 4,825,000 rights to acquire an aggregate of 482,500 ordinary shares: and (iv) 4,825,000 warrants to acquire 2,412,500 ordinary shares issued and outstanding as of February 11, 2021. We have not issued any securities since such date.

Prior to the IPO, there had been no public market for our units, ordinary shares, rights or warrants. Our units are listed for trading on the NASDAQ Capital Market, or NASDAQ, under the symbol “VENAU”. The ordinary shares, rights and warrants comprising the units began separate trading on April 13, 2021 and are traded on NASDAQ under the symbols “VENA,” “VENAR” and “VENAW,” respectively. As our IPO registration statement and Form 8A were not declared effective by the SEC until February 8, 2021, we were not a filing company under the Securities and exchange Act of 1934, as amended until February 8, 2021. Since our IPO and until our execution of the merger agreement with VIYI Algorithm Inc., Venus Merger Sub Corp., and WiMi Hologram Cloud, Inc. in June 2021, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates and engaging in non-binding discussions with potential target entities. Thereafter, our business activities have also included the preparation of a registration statement and proxy statement in connection with seeking stockholder approval of the proposed business combination with VIYI Algorithm, Inc. and WiMi Hologram Cloud, Inc. (the “Business Combination”). We presently have no revenue and have had losses since inception from incurring formation and operating costs since completion of our IPO. Other than as specifically discussed, this report does not assume the closing of the Business Combination.

Recent Developments

Business Combination with VIYI and WiMi

On June 10, 2021, we, VIYI Algorithm Inc., a Cayman Islands exempted company (“VIYI”), Venus Merger Sub Corp., a Cayman Islands exempted company and wholly-owned subsidiary of us (the “Merger Sub”) and WiMi Hologram Cloud Inc., (“WiMi”), entered into a Merger Agreement (the “Merger Agreement”). WiMi (NASDAQ: WIMI) holds approximately 73% of the share capital of VIYI. We may use the term “New Venus” in this report to refer to our Company after giving effect to the consummation of the Business Combination.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions of the Merger Agreement and in accordance with the Cayman Islands Companies Act (as revised), the parties intend to effect a business combination transaction whereby the Merger Sub will merge with and into VIYI, with VIYI being the surviving entity and becoming a wholly owned subsidiary of us on the terms and subject to the conditions set forth in the Merger Agreement and simultaneously with the closing we will change our name to “MicroAlgo Inc.”

The Board of Directors of both us and VIYI and the stockholders of VIYI have approved the Merger Agreement and the transactions contemplated by it.

Pursuant to the Merger Agreement, the merger is structured as a stock for stock transaction and is intended to be qualified as a tax-free reorganization. The terms of the merger provide for a valuation of VIYI and its subsidiaries and businesses of $400,000,000. Based upon a per share value of $10.10 per share, the VIYI stockholders will receive approximately 39,600,000 ordinary shares of us which will represent approximately 85% of the combined outstanding shares following the closing, assuming no redemptions by our stockholders and assuming conversion of our outstanding rights into 485,000 ordinary shares. Currently, there are 6,050,000 ordinary shares of the us issued and outstanding (including 4,600,000 ordinary shares subject to possible redemption) (assuming all the units were separated into their component parts on such date).

At the effective time of the Merger Agreement, all outstanding options and other convertible securities of VIYI will be cancelled or converted into ordinary shares of VIYI and exchanged for our ordinary shares as part of the consideration described above.

As contemplated by and as a condition of the Merger Agreement, we entered into a backstop agreement with Ever Abundant Investments Limited, dated as of June 10, 2021. On January 24, 2022, we agreed with Ever Abundant Investments Limited to terminate the backstop agreement.

In addition, on January 24, 2022, we entered into an amendment to the Merger Agreement with VIYI and WiMi. The purposes of the amendment were to:

1. extend the outside termination date of the proposed merger to June 30, 2022;

2. provide for the termination of the original backstop agreement and the execution of the new backstop agreement with the majority shareholder of VIYI; and

3. acknowledge the existence of new potential governmental approvals required under recent changes in China law.

Pursuant to the amendment to the Merger Agreement, on January 24, 2022, we entered into a backstop agreement with WiMi. Under the new agreement, WiMi agreed to purchase (i) ordinary shares in open market transactions in connection with any tendered or proposed redemptions, and (ii) from us ordinary shares in a private placement transaction exempt from registration under the Securities Act of 1933, as amended. Any purchases, either from our shareholders seeking to redeem ordinary shares, or from us are limited to up to $15 million in gross amount. WiMi has agreed that any ordinary shares acquired by it will not be subject to redemption under our corporate organizational documents and also waived any claims against our Trust Account.

Consummation of the transactions contemplated by the Merger Agreement are subject to customary conditions of the respective parties, including the approval of the Merger Agreement by our shareholders, and minimum net tangible assets immediately after the closing. Other than as specifically discussed, this report does not assume the closing of the business combination with VIYI.

Extension

On February 11, 2022, we elected to extend the date by which we are required to complete a business combination to March 11, 2022 and deposited $153,333 into our trust account. On February 11, 2022, we issued an unsecured promissory note, each in an amount of $153,333 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until March 11, 2022. The note is non-interest bearing and payable upon the closing of a business combination. In addition, the note may be converted, at the lender's discretion, into additional Private Units at a price of $10.00 per unit.

On March 11, 2022, we elected to further extend the date by which we are required to complete a business combination to April 11, 2022 and deposited $153,333 into our trust account. We plan to further deposit extension fee monthly to effect the automatic monthly extension as necessary in order to complete the business combination transaction.

Management Business Combination Experience

We will seek to capitalize on the strength of our management team. Our team consists of experienced professionals and senior operating executives. Collectively, our officers and directors have decades of experience in mergers and acquisitions, and operating companies, in Asia. We believe we will benefit from their accomplishments, and specifically their current and recent activities with companies that have a connection to the Asian market, in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination. Previously, Yanming Liu served as chairman and chief executive officer, and River Chi served as chief financial officer, Yu Chen and Shan Cui served as independent directors of Greenland Acquisition Corporation, or Greenland, a “blank check” company that acquired Zhongchai Holding (Hong Kong) Limited, or Zhongchai, in October 2019.

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

●	Middle-Market Growth Business. We will primarily seek to acquire one or more growth businesses with a total enterprise value of between $150,000,000 and $250,000,000. We believe that there are a substantial number of potential target businesses within this valuation range that can benefit from new capital for scalable operations to yield significant revenue and earnings growth. We currently do not intend to acquire either a start-up company (a company that has not yet established commercial operations) or a company with negative cash flow.

●	Companies in Business Segments that are Strategically Significant to the Asian Markets. We will seek to acquire those businesses that are currently strategically significant in the Asian markets. Such sectors include: Internet and high technology, financial technology (including technology applied in financial services or used to help companies manage the financial aspects of their business), clean energy, health care, consumer and retail, energy and resources, food processing, manufacturing and education.

●	Business with Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Companies with Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We intend to focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

●	Benefit from Being a Public Company. We intend to only acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

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

Members of our management team may directly or indirectly own our ordinary shares and/or Private Units following our IPO, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our business combination.

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

Effecting A Business Combination

Under our amended and restated memorandum and articles of association, we have 12 months from the closing of our IPO (which occurred February 11, 2021) to consummate our business combination; provided, however, if we anticipate that we may not be able to consummate our business combination within 12 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to nine times, each by an additional one month (for a total of up to 21 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. On February 11, 2022, we elected to extend the date by which we are required to complete a business combination to March 11, 2022 and deposited $153,333 into our trust account. On March 11, 2022, we elected to further extend the date by which we are required to complete a business combination to April 11, 2022 and deposited $153,333 into our trust account.

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

Any such payments from our sponsor to extend the time frame would be made in the form of a loan from our sponsor to the company. For the extensions that we have made, the loans are interest free and will not be repaid unless and until we complete a business combination. For the extensions that may be made in the future, the final and definitive terms of the loan in connection with any such loans have not yet been negotiated, but any such loan would be interest free and not repaid unless and until we complete a business combination. If we complete our business combination, we would expect to repay such loaned amounts out of the proceeds of the trust account released to us or from funds which may be raised in any subsequent capital financing transaction which may be undertaken in connection with the completion of a business combination.

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

Upon completion of our IPO and as of March 25, 2022, we had and have 6,050,000 ordinary shares issued and outstanding (assuming all the units were separated into their component parts on such date). Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law. Unless specified in the Companies Act, our amended and restated memorandum and articles of association or applicable stock exchange rules, the affirmative vote of a majority of our ordinary shares that are voted is required to approve any such matter voted on by our shareholders. Approval of certain actions will require a special resolution under Cayman Islands law and pursuant to our amended and restated memorandum and articles of association; such actions include amending our amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. Directors are elected for a term of two years. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the founder shares voted for the election of directors can elect all of the directors. Our shareholders are entitled to receive ratable dividends when, as and if declared by the Board of Directors out of funds legally available therefor.

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

In connection with our IPO and consummation of the private placement with our sponsor we issued an aggregate of 4,825,000 rights to acquire an aggregate of 482,500 ordinary shares. If we enter into a definitive agreement for a business combination in which we will be the surviving entity, each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of our business combination, even if the holder of such right redeemed all ordinary shares held by him, her or it in connection with the business combination or an amendment to our memorandum and articles of association with respect to our pre-business combination activities. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional ordinary shares upon consummation of a business combination as the consideration related thereto has been included in the unit purchase price paid for by investors in our IPO. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of ours). Holders of rights are not entitled to any redemption of voting rights. If we are unable to complete an business combination within the required time period and we liquidate the funds held in the trust account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from our assets held outside of the trust account with respect to such rights, and the rights will expire worthless.

In connection with our IPO and consummation of the private placement with our sponsor we issued an aggregate of 4,825,000 warrants to acquire an aggregate of 2,412,500 ordinary shares. The warrants purchased in our IPO have been issued in registered form under a warrant agreement between Vstock Transfer LLC, as warrant agent, and us. Each warrant entitles the registered holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the date of our IPO prospectus or the completion of our business combination. Because the warrants may only be exercised for whole numbers of shares, only an even number of warrants may be exercised at any given time. Pursuant to the warrant agreement, a warrantholder may exercise its warrants only for a whole number of shares. This means that only an even number of warrants may be exercised at any given time by a warrantholder. The warrants will expire five years after the completion of our business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Once the warrants become exercisable, we may call the warrants for redemption (excluding the private placement warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the ordinary shares equal or exceed $18.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we send to the notice of redemption to the warrant holders.

If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification.

Holders of warrants are not entitled to voting rights or any right to redemption in the event that we consummate a business combination.

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

We are a Cayman Islands exempted company incorporated on May 14, 2018. Our executive offices are located at 477 Madison Avenue, 6th Floor, New York, NY 10022, and our telephone number is (917) 326-4568.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations.

Investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to the Business Combination, see the Registration Statement on Form S-4 filed by the Company on June 29, 2021, and as subsequently amended.

Risk Factor Summary

●	We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

●	If we seek shareholder approval of our business combination, our sponsor, officers and directors have agreed to vote in favor of such business combination, regardless of how our public shareholders’ vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

●	We may only be able to complete one business combination with the proceeds of our IPO and the sale of the Private Units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	If we seek shareholder approval of our business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

●	If we are unable to complete our business combination, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on our redemption, and our rights and warrants will expire worthless.

●	If the net proceeds of our IPO not being held in the trust account are insufficient to allow us to operate for at least for 12 months or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination, we may be unable to complete our business combination.

●	Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

●	NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions or reduce protections under NASDAQ rules available to them.

●	If we effect our initial business combination with a business located in the in the People’s Republic of China, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

●	If the PRC government finds that the agreements that establish the structure for operating business in China do not comply with PRC regulations relating to the relevant industries, or if these regulations or their interpretation change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

●	Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of PRC Foreign Investment Law and how it may impact the viability of VIYI’s current corporate structure, corporate governance and business operations.

●	The PRC government exerts substantial influence over the manner in which companies, including VIEs, must conduct their business activities. If in the future our business combination target was required to obtain approval from Chinese authorities to list on U.S. exchanges, we may not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors.

●	The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies, including companies based in China, upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.

●	Our current business combination target and the VIEs are subject to extensive and evolving legal system in the PRC, non-compliance with which, or changes in which, may materially and adversely affect their business and prospects, and may result in a material change in their operations and/or the value of their ordinary shares or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

General Risks Factors in Investing in a SPAC Entity and Completing a Business Combination

We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company established under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our business combination with one or more target businesses. Although we have entered into an agreement for a business combination as described above, consummation of the transactions contemplated by such agreements are subject to customary conditions of respective parties including the approval of the Merger Agreement by our shareholders, and minimum net tangible assets immediately after the closing. Accordingly, we may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

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

Unlike other blank check companies in which the shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an business combination, our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and private placement shares held by them, as well as any public shares purchased during or after our IPO, in favor of our business combination. We expect that our sponsor and its permitted transferees will own approximately 22.7% of our issued and outstanding ordinary shares at the time of any such shareholder vote (taking into account ownership of the Private Units). As a result, in addition to our shareholder’s founder shares, we would need only 1,575,001, or approximately 34.24%, of the 4,000,000 public shares sold in our IPO to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our business combination approved (assuming the over-allotment option is not exercised). Accordingly, if we seek shareholder approval of our business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Our sponsor has the right to extend the term we have to consummate our business combination, without providing our stockholders with redemption rights.

We initially until 12 months from the closing of our IPO to consummate our business combination. However, if we anticipate that we may not be able to consummate our business combination within 12 months, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time to consummate a business combination up to nine (9) times, each by an additional one month (for a total of up to 21 months to complete a business combination), subject to the deposit of additional funds into the trust account by our sponsor or its affiliates or designees as set out elsewhere in this report. On February 11, 2022, we elected to extend the date by which we are required to complete a business combination to March 11, 2022 and deposited $153,333 into our trust account. On March 11, 2022, we elected to further extend the date by which we are required to complete a business combination to April 11, 2022 and deposited $153,333 into our trust account. Our stockholders will not be entitled to vote or redeem their shares in connection with any such extension. In order for the time available for us to consummate our business combination to be extended, our sponsors or their affiliates or designees must deposit into the trust account.

Any such payments would be made in the form of a non-interest-bearing loan from our sponsor or its affiliates or designees and would be repaid, if at all, from funds released to us upon completion of our business combination. The obligation to repay any such loans may reduce the amount available to us to pay as purchase price in our business combination, and/or may reduce the amount of funds available to the combined company following the business combination. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s stockholders and stockholders have the right to redeem their public shares in connection with such vote, and which do not provide the sponsor with the right to loan funds to the company to fund extension payments. In order to extend the time frame, our sponsor (or its affiliates or designees) must deposit into the trust account $153,333 (approximately $0.033 per public share in either case) per month, up to an aggregate of $1,380,000, or $0.30 per public share (representing the entire 9 months’ extension), on or prior to the date of the applicable deadline, for each extension.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination). We have already extended the time period within which we must complete our initial business combination on two occasions. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our business combination with that particular target business, we may be unable to complete our business combination with any target business.

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

Our sponsor, officers and directors have agreed that we must complete our business combination within 12 months from the closing of our IPO or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination. We have already extended the time period within which we must complete our initial business combination on two occasions. We may not be able to find a suitable target business and complete our business combination within such time period. If we have not completed our business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.10 per share, and our rights and warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.10 per share on the redemption of their shares. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

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

We initially had until 12 months or up to 21 months if we elect to extend the period of time from the closing of our IPO to consummate our business combination. However, if we anticipate that we may not be able to consummate our business combination within 12 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to nine times, each by an additional one month (for a total of up to 21 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. We have already extended the time period within which we must complete our initial business combination on two occasions. In order for the time available for us to consummate our business combination to be extended, our sponsor or its affiliates or designees must deposit into the trust account $153,333 (approximately $0.033 per public share in either case), up to an aggregate of $1,380,000, or $0.30 per public share, on or prior to the date of the applicable deadline, for each extension. Any such payments would be made in the form of a loan made from our sponsor or its affiliates or designees to us. For the extensions that we have made, the loans are interest free and will not be repaid unless and until we complete a business combination. For the extensions that may be made in the future, the final and definitive terms of the loan in connection with any such loans have not yet been negotiated, but any such loan would be interest free and not repaid unless and until we complete a business combination. Consequently, such loans might not be made on the terms described in this report. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our business combination. Our sponsor and its affiliates or designees may not be financially capable of further fund the cash we need in order to make the extension. If we are unable to consummate our business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants and rights will be worthless.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination), subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions or reduce protections under NASDAQ rules available to them.

Our units, ordinary shares, rights and warrants are listed on the NASDAQ. We cannot guarantee that our securities will remain listed on NASDAQ for any specific period of time. Although after giving effect to our IPO we expect to meet, on a pro forma basis, the minimum listing standards set forth in the NASDAQ listing standards, we cannot assure you that our securities will continue to be, listed on NASDAQ in the future or prior to our business combination. In order to continue listing our securities on NASDAQ prior to our business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, following closing of our business combination, we will be required to demonstrate compliance with NASDAQ’s listing requirements on a post-closing basis, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, after closing, our stock price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those listing requirements at that time.

If NASDAQ delists our securities prior to closing of any business combination, we and our investors could be subject to the following adverse consequences:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our ordinary shares is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; and

●	the lack of protection afforded under NASDAQ rules that requires any business combination have a fair market value of at least 80% of the assets held in trust.

If NASDAQ delists our securities from trading on its exchange following the closing of our business combination and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we and our investors could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our ordinary shares is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Since the net proceeds of our IPO and the sale of the Private Units are intended to be used to complete an business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of our IPO and the sale of the Private Units and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we may have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an business combination.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the Private Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the ordinary shares redeemed and, in the event we seek shareholder approval of our business combination, we make purchases of our ordinary shares, potentially reducing the resources available to us for our business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our business combination, our public shareholders may receive only approximately $10.10 per share (or less in certain circumstances) on the liquidation of our trust account and our rights and warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.10 per share on the redemption of their shares.

If the net proceeds of our IPO not being held in the trust account are insufficient to allow us to operate for at least the next 12 months (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination), we may be unable to complete our business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 12 months (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination), assuming that our business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, upon the closing of our IPO, the funds available to us outside of the trust account, will be sufficient to allow us to operate for at least the next 12 months (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our business combination, our public shareholders may receive only approximately $10.10 per share (or less in certain circumstances) on the liquidation of our trust account and our rights and warrants will expire worthless. In such case, our public shareholders may only receive $10.10 per share, and our rights and warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.10 per share on the redemption of their shares. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

Our working capital position and the requirement that we consummate an initial business combination within 21 months after the closing of our IPO give rise to substantial doubt about our ability to continue as a going concern.

At December 31, 2021, we had approximately $32,090 in cash. We have incurred and we expect to continue to incur significant costs in pursuit of a business combination. Further, we need to consummate our business combination within 12 months (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination) of the closing of our IPO, and it is uncertain that we will be able to consummate a business combination within the applicable time period. If a business combination is not consummated within the applicable time period, we will commence a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date of our financial statements included in this report. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the net proceeds of our IPO and the sale of the Private Units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our business combination.

Of the net proceeds of our IPO and the sale of the Private Units and after payment of estimated offering expenses, only approximately $550,000 is available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $500,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $500,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.10 per share (or less in certain circumstances) on our redemption of our public shares, and our rights and warrants will expire worthless. In such case, our public shareholders may only receive $10.10 per share, and our rights and warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.10 per share on the redemption of their shares. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

If we are unable to consummate our business combination within 12 months (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination) of the closing of our IPO, our public shareholders may be forced to wait beyond such 12 months (or up to 21 months) before redemption from our trust account.

If we are unable to consummate our business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination), we will distribute the aggregate amount then on deposit in the trust account (less the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the 12 months (or up to 21 months) before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our business combination.

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

We have not registered the ordinary shares issuable upon exercise of the warrants sold in our IPO under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We did not register the ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at the time of completion of our IPO. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our business combination, we will use our best efforts to file, and within 60 business days following our business combination to have declared effective, a registration statement covering such shares and maintain a current prospectus relating to the ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the ordinary shares included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our IPO.

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

The grant of registration rights to our sponsor and holders of our Private Units may make it more difficult to complete our business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our IPO, our sponsor and its permitted transferees can demand that we register their founder shares. In addition, holders of our Private Units and their permitted transferees can demand that we register the Private Units and their underlying securities, and holders of units that may be issued upon conversion of working capital loans, may demand that we register such units and their underlying securities. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the ordinary shares owned by our sponsor, holders of our Private Units or holders of our working capital loans or their respective permitted transferees are registered.

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

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 50,000,000 ordinary shares, par value $0.001 per share. Immediately after our IPO and as of March 25, 2022, there were 41,055,500 authorized but unissued ordinary shares available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants and conversion of outstanding rights.

We may issue a substantial number of additional ordinary shares, and may issue preference shares, in order to complete our business combination or under an employee incentive plan after completion of our business combination. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to our business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any business combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in our IPO;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder (as defined in the section of the prospectus used in our IPO captioned “Income Tax Considerations — Certain U.S. Federal Income Tax Considerations — U.S. Holders”) of our ordinary shares, rights or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of the prospectus used in our IPO captioned “Income Tax Considerations — Certain U.S. Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules”). Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares, rights and warrants.

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

In August 2019, our sponsor purchased an aggregate of 1,150,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.02 per share. Prior to the investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. As such, our sponsor will own approximately 22.7% of our issued and outstanding shares after our IPO and taking into account ownership of the Private Units). If we increase or decrease the size of the offering, we will effect a capitalization or share surrender or redemption or other appropriate mechanism, as applicable, immediately prior to the consummation of the offering in such amount as to maintain the ownership of our sponsor prior to our IPO at 20% of our issued and outstanding ordinary shares upon the consummation of our IPO (assuming it does not purchase units in our IPO and not taking into account ownership of the Private Units). The founder shares will be worthless if we do not complete a business combination. In addition, our sponsor has purchased an aggregate of 225,000 Private Units, for a purchase price of $ $2,250,000 or $10.00 per unit, that will also be worthless if we do not complete a business combination.

Each Private Unit consists of one private placement share, one private placement right, granting the holder thereof the right to receive one-tenth (1/10) of an ordinary share upon the consummation of an business combination, and one private placement warrant. Each private placement warrant may be exercised for one-half of one ordinary share at a price of $11.50 per whole share, subject to adjustment as provided herein.

The founder shares are identical to the ordinary shares included in the units being sold in our IPO except that (i) the founder shares are subject to certain transfer restrictions and (ii) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of our business combination, (B) to waive their redemption rights with respect to any founder shares, private placement shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated memorandum and articles of association (x) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an business combination or to redeem 100% of our public shares if we have not consummated our business combination within the timeframe set forth therein or (y) with respect to any other provision relating to stockholders’ rights or pre-business combination activity and (C) to waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our business combination within the prescribed time frame).

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

At the closing of our business combination, our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination and completing a business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our IPO, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the Private Units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our IPO and the sale of the Private Units, $46,460,000 is available to complete our business combination and pay related fees and expenses (which includes up to approximately $1,150,000 for the payment of deferred underwriting commissions).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association will provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our amended and restated memorandum and articles of association or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. We may not issue additional securities that can vote on amendments to our amended and restated memorandum and articles of association. Our sponsor, which will beneficially own approximately 21.7% of our ordinary shares upon the closing of our IPO (assuming it does not purchase units in our IPO and taking into account ownership of the Private Units), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Although we believe that the net proceeds of our IPO and the sale of the Private Units will be sufficient to allow us to complete our business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the Private Units prove to be insufficient, either because of the size of our business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our business combination or the terms of negotiated transactions to purchase shares in connection with our business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our business combination, our public shareholders may only receive approximately $10.10 per share on the liquidation of our trust account, and our rights and warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.10 per share on the redemption of their shares.

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

If we call our public warrants for redemption after the redemption criteria described elsewhere in this report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our sponsor, officers or directors, other purchasers of our founders’ units, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Our rights, warrants and founder shares may have an adverse effect on the market price of our ordinary shares and make it more difficult to effectuate our business combination.

We have issued rights to acquire 460,000 of our ordinary shares and warrants to purchase 2,300,000 of our ordinary shares as part of the units offered in our IPO and, simultaneously with the closing of our IPO, an aggregate of 225,000 Private Units in a private placement, each unit consisting of one private placement share, one private placement right, granting the holder thereof the right to receive one-tenth (1/10) of an ordinary share upon the consummation of an business combination, and one private placement warrant. In each case, the warrants are exercisable to purchase one-half of one ordinary share at a price of $11.50 per whole share, subject to adjustment as provided herein. Prior to our IPO, our sponsor purchased an aggregate of 1,150,000 founder shares in a private placement. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into units, at the price of $10.00 per unit (which, for example, would result in the holders being issued 165,000 ordinary shares if $1,500,000 of notes were so converted (including 15,000 shares upon the closing of our business combination in respect of 150,000 rights included in such units), as well as 150,000 warrants to purchase 75,000 shares) at the option of the lender. Such units would be identical to the Private Units. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business transaction. Therefore, our rights, warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The Private Units are identical to the units sold in our IPO except that, so long as the private placement warrants are held by our sponsor, or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our business combination and (iii) they may be exercised by the holders on a cashless basis.

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

Prior to our IPO there had been no public market for any of our securities. The public offering price of the units and the terms of the warrants and rights were negotiated between us and the underwriters. In determining the size of our IPO, management held customary organizational meetings with representatives of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our IPO, prices and terms of the units, including the ordinary shares, rights and warrants underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;

●	prior offerings of those companies;

●	our prospects for acquiring an operating business at attractive values;

●	a review of debt to equity ratios in leveraged transactions;

●	our capital structure;

●	an assessment of our management and their experience in identifying operating companies;

●	general conditions of the securities markets at the time of our IPO; and

●	other factors as were deemed relevant.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our business combination within the prescribed time frame.

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

If we effect our business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States which could result in any number of difficulties, both normal course such as above or extraordinary such as sanctions being imposed. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

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

The law of a foreign jurisdiction may govern almost all of our target business’ material agreements, some of which may be with governmental agencies in such jurisdiction. We cannot assure you that the target business or businesses will be able to enforce any of their material agreements or that remedies will be available outside of such jurisdiction. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our future operations.

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

Risks Related to Our Possible Business Combination in China

We may consummate our initial Business Combination with a target company in PRC, or a company with its operations conducted through its subsidiary in the PRC or through contractual arrangements with a variable interest entity (“VIE”) in the PRC. Under a VIE structure, we do not own any direct equity interest in the VIE, and control and receive the economic benefits of the VIE’s business operations through certain contractual arrangements in lieu of direct equity ownership by us or any of our subsidiaries. A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. We will have the power to direct activities at the VIE that most significantly impacts the VIE’s economic performance, and has the right to receive benefits from the VIE. As such, we will exert control over the VIE and is the primary beneficiary of the VIE, for accounting purposes, based upon such contractual arrangements. Accordingly, under U.S. GAAP, the financial results of the VIE are consolidated in our financial statements. All the agreements under our contractual arrangements with the VIE and its equity owners are governed by PRC law and provide for the resolution of disputes through arbitration in China. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. As of the date hereof, the agreements governed by PRC law that serve as the basis for a VIE arrangement have not been tested in a court of law. As a result, uncertainties in the PRC legal system may limit our ability to enforce these contractual arrangements. Currently, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a VIE should be interpreted or enforced under PRC law. There remain significant uncertainties regarding the ultimate outcome of such arbitration should legal action become necessary. In the event we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over the VIE. These uncertainties or an adverse outcome of an arbitration may adversely affect our operations and could render our securities worthless.

Our business combination target, VIYI, is not an operating company in the PRC but a Cayman Islands holding company with its operations conducted through its subsidiaries in the PRC and through contractual arrangements with the VIE, Shenzhen Yitian, which is incorporated in the PRC. VIYI does not own any direct equity interest in Shenzhen Yitian, instead, VIYI controls and receives the economic benefits of Shenzhen Yitian’s business operations through certain contractual arrangements in lieu of direct equity ownership by VIYI’s wholly owned foreign entity, or WFOE or any of its subsidiaries. If we complete the Business Combination, we anticipate that VIYI will continue conducting its business operations through Shenzhen Yitian and will continue to control and receive economic benefits from Shenzhen Yitian and its subsidiary through a series of contractual arrangements and VIYI will continue to be the primary beneficiary of the VIE.

If we merge with a target company with major operation in PRC through the VIE structure, after the completion of the Business Combination, our ordinary shares will not represent equity interest of the VIE or its subsidiary in the PRC. As a result of our corporate structure after the consummation of the Business Combination, investors in our ordinary shares are subject to unique risks affecting our business due to uncertainty of the interpretation and application of the PRC laws and regulations, including but not limited to, limitations on foreign ownership and investment in certain areas, regulatory review of overseas listing of PRC companies through a special purpose vehicle, and the validity and enforcement of the contractual agreements with the VIE.

In light of the recent statements and regulatory actions by the PRC government, such as those related to the use of variable interest entities, data security, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard, which may result in a material change in our operations, including the ability of us to carry on our current business or accept foreign investments, and the resulting adverse change in value to our ordinary shares. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission (“CSRC”), if we fail to comply with such rules and regulations, which could adversely affect the ability of us to continue to be listed for trading on Nasdaq or another foreign exchange, which may cause the value of our securities to significantly decline or become worthless. The Holding Foreign Companies Accountable Act (“HFCAA”) and related regulations call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors and could add uncertainties to us that trading in our securities may be prohibited under the HFCAA. Currently, our auditor is registered with PCAOB. Therefore, it is not subject to the determinations announced by the PCAOB on December 16, 2021.

If we effect our initial business combination with a business located in the in the People’s Republic of China, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located in the PRC, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations, including any contractual arrangements through which we acquire control of target business as described above. We cannot assure you that we or the target business will be able to enforce any of its material agreements or that remedies will be available in this jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. In addition, the judiciary in the PRC is relatively inexperienced compared to others in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. In addition, to the extent that our target business’s material agreements are with governmental agencies in the PRC, we may not be able to enforce or obtain a remedy from such agencies due to sovereign immunity, in which the government is deemed to be immune from civil lawsuit or criminal prosecution. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

If the PRC government finds that the agreements that establish the structure for operating business in China do not comply with PRC regulations relating to the relevant industries, or if these regulations or their interpretation change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

Foreign ownership of the telecommunication business and certain other businesses in China is extensively regulated and subject to numerous restrictions. Pursuant to the Special Administrative Measures for Access of Foreign Investment (Negative List) (2020 Edition), or the Negative List, and Administrative Provisions on Foreign-Invested Telecommunications Enterprises (Revised in 2016), foreign investors are generally not allowed to own more than 50% of the equity interests in a commercial internet content provider or other value-added telecommunication service provider other than operating e-commerce, and the major foreign investor in a value-added telecommunication service provider in China must have experience in providing value-added telecommunications services overseas and maintain a good track record in accordance with the Negative List, Administrative Provisions on Foreign-Invested Telecommunications Enterprises (Revised in 2016) and other applicable laws and regulations. In addition, foreign investors are prohibited from investing in companies engaged in online operating business, internet audio-visual programs business, internet culture business and radio and television program production business.

Our current business combination target, VIYI, is a Cayman Islands exempted company and its PRC subsidiaries are currently considered foreign-invested enterprises. Accordingly, none of VIYI’s PRC subsidiaries are eligible to operate internet content services, online culture activities or other businesses which foreign-owned companies are prohibited or restricted from conducting in the PRC. To ensure strict compliance with the PRC laws and regulations, VIYI conducts such business activities through the VIEs and their subsidiaries. Its subsidiaries in the PRC have entered into a series of contractual arrangements with the VIEs and their respective shareholders, in order for VIYI to (i) exercise effective control over the VIEs, (ii) receive substantially all of the economic benefits of the VIEs, and (iii) have an exclusive option to purchase the equity interests in the VIEs. As a result of these contractual arrangements, VIYI has control over and is the primary beneficiary of the VIEs and hence consolidates their financial results as the VIEs under U.S. GAAP.

We have been advised that in the opinion of VIYI’s PRC counsel: (a) VIYI’s ownership structure and contractual agreements with the VIE comply with PRC laws and do not and will not violate applicable PRC laws currently in effect; (b) each of the agreements between VIYI and the VIE and the associated contractual agreements which form the basis of VIYI’s control over Shenzhen Yitian is valid, binding and enforceable in accordance with its terms and applicable PRC laws currently in effect, and will not violate any applicable PRC laws currently in effect. However, VIYI has been further advised by its PRC counsel that there are substantial uncertainties regarding the interpretation and application of the current and future PRC laws and regulations, and there can be no assurance that the PRC Authorities will not take a view that is contrary to or otherwise different from the opinions stated above.

If the PRC government finds that these contractual arrangements do not comply with its restrictions on foreign investment in the telecommunication business and certain other businesses, or if the PRC government otherwise finds that VIYI, the VIEs, or any of its subsidiaries is in violation of PRC laws or regulations or lacks the necessary permits or licenses to operate its business, the relevant PRC regulatory authorities, including the MIIT and the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), would have broad discretion in dealing with such violations or failures, including:

●	revoking the business licenses and/or operating licenses of such entities;

●	discontinuing or placing restrictions or onerous conditions on its operation through any transactions between its PRC subsidiaries and VIEs;

●	imposing fines, confiscating the income from VIYI’s PRC subsidiaries or the VIEs, or imposing other requirements with which they may not be able to comply;

●	requiring VIYI to restructure ownership structure or operations, including terminating the contractual arrangements with the VIEs and deregistering the equity pledges of the VIEs, which in turn would affect its ability to consolidate, derive economic interests from, or exert effective control over the VIEs; or

●	restricting or prohibiting VIYI’s use of the proceeds it receives from its offshore financing activities to finance its business and operations in China.

Any of these events could cause significant disruption to VIYI’s business operations and severely damage its reputation, which would in turn materially and adversely affect its business, financial condition and results of operations. If occurrence of any of these events results in its inability to direct the activities of the VIEs or assert contractual control rights over the assets of its PRC subsidiaries that most significantly impacts their economic performance and/or its failure to receive the economic benefits from the VIEs, VIYI may not be able to consolidate the entities in its consolidated financial statements in accordance with U.S. GAAP and its shares may decline in value or become worthless.

Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of PRC Foreign Investment Law and how it may impact the viability of VIYI’s current corporate structure, corporate governance and business operations.

In March 2019, the Standing Committee of the National People’s Congress of the PRC passed the Foreign Investment Law of the People’s Republic of China (“Foreign Investment Law”). Among other things, the Foreign Investment Law defines the “foreign investment” as the investment activities in China conducted by foreign individuals, enterprises and other organizations (collectively, the “Foreign Investors”) in a direct or indirectly manner, including any of the following circumstances: (1) the foreign investor establishes a foreign-invested enterprise within the territory of China, independently or jointly with any other investor; (2) the foreign investor acquires shares, equities, property shares or any other similar rights and interests of an enterprise within the territory of China; (3) the foreign investor makes investment to initiate a new project within the territory of China, independently or jointly with any other investor; and (4) the foreign investor makes investment in any other way stipulated by laws, administrative regulations or provisions of the State Council. The Foreign Investment Law leaves uncertainty with respect to whether Foreign Investors control PRC onshore variable interest entities via contractual arrangements will be recognized as “foreign investment.” PRC governmental authorities will administrate foreign investment by applying the principal of pre-entry national treatment together with a “negative list” (the “Negative List”, which shall be promulgated by or promulgated with approval by the State Counsel), to be specific, Foreign Investors are prohibited from making any investments in the fields which are catalogued into prohibited industries for foreign investment based on the Negative List, while Foreign Investors are allowed to make investments in the restricted industries provided that all the requirements and conditions as set forth in the Negative List have been satisfied; when Foreign Investors make investments in the fields other than those included in the Negative List, the national treatment principle shall apply. Besides, certain approval and/or filing requirements shall be fulfilled in accordance with applicable foreign investment laws and regulations.

The internet content service and online culture activities that our current business combination target, VIYI, conducts through the VIEs are subject to Special Management Measures for the Market Entry of Foreign Investment (Negative List) (2020 Version) (the “2020 Negative List”) issued by MOFCOM and the National Development and Reform Commission. It is unclear whether any new “negative list” to be issued under the Foreign Investment Law will be different from the 2020 Negative List. If VIYI’s control over the VIEs through contractual arrangements are deemed as foreign investment in the future, and any business of the VIEs is restricted or prohibited from foreign investment under the “negative list” effective at the time, VIYI may be deemed to be in violation of the Foreign Investment Law, the contractual arrangements that allow VIYI to have control over the VIEs may be deemed as invalid and illegal, and VIYI may be required to unwind such contractual arrangements and/or restructure its business operations, any of which may have a material adverse effect on its business operation.

If we effect our initial business combination with a business located in the PRC, we may be subject to certain risks associated with acquiring and operating businesses in the PRC.

We may be subject to certain risks associated with acquiring and operating business in the PRC in our search for a business combination and operation of any target business with which we ultimately consummate a business combination.

First, certain rules and regulations concerning mergers and acquisitions by foreign investors in the PRC may make merger and acquisition activities by foreign investors more complex and time consuming, including, among others:

●	the requirement that the MOFCOM be notified in certain circumstances in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise or any concentration of undertaking if certain thresholds are triggered;

●	the authority of certain government agencies to have scrutiny over the economics of an acquisition transaction and requirement for consideration in a transaction to be paid within stated time limits; and

●	the requirement for mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns to be subject to strict review by the MOFCOM.

As disclosed above, our current business combination target, VIYI, operates its business through its PRC Subsidiaries in the PRC pursuant to a VIE structure. Accordingly, our proposed business combination is subject to these risks.

Complying with these and other requirements could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts, may delay or inhibit our ability to complete such transactions, which could affect our ability to acquire PRC-based businesses. A business combination we propose may not be able to be completed if the terms of the transaction do not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

In addition, the PRC currently prohibits and/or restricts foreign ownership in certain “important industries,” including telecommunications, food production and heavy equipment. There are uncertainties under certain regulations whether obtaining a majority interest through contractual arrangements will comply with regulations prohibiting or restricting foreign ownership in certain industries. There is no assurance that the PRC government will not apply restrictions in other industries. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or those having “famous brand names” or “well-established brand names.” Subject to the review and approval requirements of the relevant agencies and the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted local parties. If we choose to effect a business combination that employs the use of these types of contractual arrangements, these arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership due to limited implementation guidance provided with respect to such regulations. If the government of the PRC finds that the agreements we entered into to acquire control of a target business through contractual arrangements with one or more operating businesses do not comply with local governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations. If, for example, our potential initial business combination is with a target company operating in the PRC in “important industries”, the transaction may be subject to the PRC government’s review, and we may have to spend additional resources and incur additional time delays to complete any such business combination. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. Since our business combination period is 12 months from the closing of the IPO (or up to 21 months from the closing of IPO if we extend the period of time to consummate a business combination), and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within 12 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination).

If we effect our initial business combination with a business located in the PRC, a substantial portion of our operations may be conducted in the PRC, and a significant portion of our net revenues maybe derived from customers where the contracting entity is located in the PRC. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake may be subject, to a significant extent, to economic, political and governmental and legal developments, laws and regulations in the PRC. For instance, all or most of our material agreements may be governed by PRC law and we may have difficulty in enforcing our legal rights because the system of laws and the enforcement of existing laws in the PRC may not be as certain in implementation and interpretation as in the United States. In addition, contractual arrangements we enter into with potential future subsidiaries and affiliated entities or acquisitions of offshore entities that conduct operations through affiliates in the PRC may be subject to a high level of scrutiny by the relevant PRC tax authorities. We may also be subject to restrictions on dividend payments after we consummate a business combination and if we rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations.

Contractual arrangements we enter into with potential future subsidiaries and affiliated entities or acquisitions of offshore entities that conduct operations through affiliates in the PRC may be subject to a high level of scrutiny by the relevant tax authorities.

Under the laws of the PRC, arrangements and transactions among related parties may be subject to audit or challenge by the relevant tax authorities. If any of the transactions we enter into with potential future subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under local law, the relevant tax authorities may have the authority to disallow any tax savings, adjust the profits and losses of such potential future local entities and assess late payment interest and penalties. A finding by the relevant tax authorities that we are ineligible for any such tax savings, or that any of our possible future affiliated entities are not eligible for tax exemptions, would substantially increase our possible future taxes and thus reduce our net income and the value of a shareholder’s investment. In addition, in the event that in connection with an acquisition of an offshore entity that conducted its operations through affiliates in the PRC, the sellers of such entities failed to pay any taxes required under local law, the relevant tax authorities could require us to withhold and pay the tax, together with late-payment interest and penalties. The occurrence of any of the foregoing could have a negative impact on our operating results and financial condition.

If the government of the PRC finds that the agreements we entered into to acquire control of a target business through contractual arrangements with one or more operating businesses, or VIE Agreements, do not comply with local governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations or we could be unbale to assert our contractual control rights over the assets of the post-combination target company, which could cause the value of our common stock to depreciate significantly or become worthless.

The PRC currently prohibits and/or restricts foreign ownership in certain “important industries” or businesses, including telecommunications, food production and heavy equipment, or those having “famous brand names” or “well-established brand names.” There are uncertainties under certain regulations whether obtaining a majority interest through contractual arrangements will comply with regulations prohibiting or restricting foreign ownership in certain industries. Moreover, the PRC may apply restrictions in other industries in the future. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security.

If we or any of our potential future target businesses are found to be in violation of any existing or future local laws or regulations (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited), the relevant regulatory authorities might have the discretion to:

●	revoke the business and operating licenses of the potential future target business;

●	confiscate relevant income and impose fines and other penalties;

●	discontinue or restrict the operations of the potential future target business;

●	require us or the potential future target business to restructure the relevant ownership structure or operations;

●	restrict or prohibit our use of funds to finance our businesses and operations in the relevant jurisdiction; or

●	impose conditions or requirements with which we or the potential future target business may not be able to comply.

If we acquire control of a target business through contractual arrangements with one or more operating businesses in the PRC, such contracts may not be as effective in providing operational control as direct ownership of such business and may be difficult to enforce. As our current business combination target, VIYI, operates its business through its PRC Subsidiaries in the PRC pursuant to a VIE structure, our proposed business combination is subject to these risks.

PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital in our Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC laws.

In July 2014, The State Administration of Foreign Exchange of the PRC, or the State Administration of Foreign Exchange (“SAFE”) promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities as well as foreign individuals that are deemed as PRC residents for foreign exchange administration purpose) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, will be required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change, including, among other things, any major change of a PRC resident shareholder, name or term of operation of the SPVs, or any increase or reduction of the SPVs’ registered capital, share transfer or swap, merger or division. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE or its branches. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

We cannot provide assurance that our shareholders that are PRC residents comply with all of the requirements under SAFE Circular 37 or other related rules. Failure or inability of our PRC resident shareholders to comply with the registration procedures set forth in these regulations may subject us to fines and legal sanctions, restrict our cross-border investment activities, limit the ability of our wholly foreign-owned subsidiary in China to distribute dividends and the proceeds from any reduction in capital, share transfer or liquidation to us, and we may also be prohibited from injecting additional capital into the subsidiary. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions. As a result, our business operations and our ability to distribute profits to you could be materially and adversely affected.

Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

The PRC government exerts substantial influence over the manner in which companies, including VIEs, must conduct their business activities. If in the future our business combination target was required to obtain approval from Chinese authorities to list on U.S. exchanges, we may not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The ability of our business combination target to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central data security, anti-monopoly policies or local PRC governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts to ensure its compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require our target to divest itself of any interest it then hold in Chinese properties.

Additionally, on July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities, or the Opinions, which emphasized the need to strengthen administration over illegal securities activities and supervision of overseas listings by China-based companies. The Opinions proposed promoting regulatory systems to deal with risks facing China-based overseas-listed companies, and provided that the State Council will revise provisions regarding the overseas issuance and listing of shares by companies limited by shares and will clarify the duties of domestic regulatory authorities. However, the Opinions did not provide detailed rules and regulations. As a result, uncertainties remain regarding the interpretation and implementation of the Opinions.

As such, our business combination target, and its VIE’s, business segments may be subject to various government and regulatory interference in the provinces in which they operate. They could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. Further, they may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Furthermore, it is uncertain when and whether our business combination target will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although our business combination target is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, it’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

Though we expressly exclude any target whose financial statements are audited by an accounting firm that is not subject to PCAOB inspection, we cannot assure you that certain existing or future U.S. laws and regulations may restrict or eliminate our ability to complete a business combination with certain companies, particularly those target companies in China.

The Public Company Accounting Oversight Board, or PCAOB is currently unable to conduct inspections on accounting firms in the PRC without the approval of the Chinese government authorities. The auditor and its audit work in the PRC may not be inspected fully by the PCAOB. Inspections of other auditors conducted by the PCAOB outside China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating the PRC auditor’s audits and its quality control procedures.

Further, future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the recently enacted HFCAA would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCAA also requires public companies, specifically, those based in China, to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. As a result, we expressly exclude any target if the PCAOB is not able to inspect its auditor for three consecutive years and thus, we may not be able to consummate a business combination with a favored target business due to these laws.

Additionally, other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain China-based businesses.

The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies, including companies based in China, upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.

On April 21, 2020, the Chairman of the SEC and the Chairman of the PCAOB, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in “Restrictive Market”, (ii) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (“HFCA Act”) requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange. On December 2, 2020, the U.S. House of Representatives approved the Holding Foreign Companies Accountable Act. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act. The bill, if enacted, would shorten the three-consecutive-year compliance period under the HFCA Act to two consecutive years. On December 2, 2021, the SEC adopted final amendments implementing congressionally mandated submission and disclosure requirements of the Holding Foreign Companies Accountable Act.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections.

The auditor of our business combination target is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. VIYI’s auditor is headquartered in Manhattan, New York, and has been inspected by the PCAOB on a regular basis with the last inspection in June 2018. Therefore, it is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the PRC authorities would further strengthen regulations over auditing work of Chinese companies listed on the U.S. stock exchanges, which would prohibit our business combination target’s current auditor to perform work in China, then they would need to change its auditor and the audit workpapers prepared by such new auditor may not be inspected by the PCAOB without the approval of the PRC authorities, in which case the PCAOB may not be able to fully evaluate the audit or the auditors’ quality control procedures. Furthermore, we cannot assure you whether the SEC, Nasdaq or other regulatory authorities would apply additional and more stringent criteria to our business combination target after considering the effectiveness of its auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of VIYI’s financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within three years, may result in the delisting in the future if the PCAOB is unable to inspect their accounting firm at such future time.

As a result of merger and acquisition regulations implemented on September 8, 2006 (amended on June 22, 2009) relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction.

On September 8, 2006, the Ministry of Commerce, together with several other government agencies, promulgated the Regulations on Merger and Acquisition of Domestic Enterprises by Foreign Investors (the “M&A Regulations”, including its amendment on June 22, 2009), which implemented a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC. Although there was a complex series of regulations in place prior to September 8, 2006 for approval of Chinese enterprises that were administered by a combination of provincial and centralized agencies, the M&A Regulations have largely centralized and expanded the approval process to the Ministry of Commerce, the State Administration of Industry and Commerce (“SAIC”), SAFE or its branch offices, the State Asset Supervision and Administration Commission (“SASAC”), and the CSRC. Depending on the structure of the transaction, these M&A Regulations will require the Chinese parties to make a series of applications and supplemental applications to one or more of the aforementioned agencies, some of which must be made within strict time limits and depending on approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and evaluations of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. If obtained, approvals will have expiration dates by which a transaction must be completed. Also, completed transactions must be reported to the Ministry of Commerce and some of the other agencies within a short period after closing or be subject to an unwinding of the transaction. Therefore, acquisitions in China may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

Compliance with the PRC Antitrust law may limit our ability to effect our initial business combination.

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council.

The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In 2009, the Ministry of Commerce, to which the Antitrust Commission is affiliated, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the requirement of miscellaneous documents for the purpose of filing. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination prior to the end of 21 months from the closing of the IPO or we would be required to return any amounts which were held in the trust account to our stockholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction.

Our initial business combination may be subject to national security review by the PRC government and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

On February 3, 2011, the PRC government issued a Notice Concerning the Establishment of Security Review Procedure on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or Security Review Regulations, which became effective on March 5, 2011. The Security Review Regulations cover acquisitions by foreign investors of a broad range of PRC enterprises if such acquisitions could result in de facto control by foreign investors and the enterprises are relating to military, national defense, important agriculture products, important energy and natural resources, important infrastructures, important transportation services, key technologies and important equipment manufacturing. The scope of the review includes whether the acquisition will impact the national security, economic and social stability, and the research and development capabilities on key national security related technologies. Foreign investors should submit a security review application to the Department of Commerce for its initial review for contemplated acquisition. If the acquisition is considered to be within the scope of the Security Review Regulations, the Department of Commerce will transfer the application to a joint security review committee within five business days for further review. The joint security review committee, consisting of members from various PRC government agencies, will conduct a general review and seek comments from relevant government agencies. The joint security review committee may initiate a further special review and request the termination or restructuring of the contemplated acquisition if it determines that the acquisition will result in significant national security issue.

The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Department of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential initial business combination is with a target company operating in the PRC in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue.

In light of recent events indicating greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, companies with more than one million users’ personal information in China, especially some internet and technology companies, may not be willing to list on a U.S. exchange or enter into a definitive business combination agreement with us. Further, we may also avoid conduct a business combination with a company with more than one million users’ personal information in China due to the limited timeline for us to complete a business combination.

Our initial business combination may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Companies in China are subject to various risks and costs associated with the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. This data is wide ranging and relates to our investors, employees, contractors and other counterparties and third parties. If we decide to initiate a business combination with a company in China, our compliance obligations include those relating to the Data Protection Act (As Revised) of the Cayman Islands and the relevant PRC laws in this regard. These PRC laws apply not only to third-party transactions, but also to transfers of information between a holding company and its subsidiaries. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the CAC. Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear. On July 10, 2021, the CAC publicly issued the Measures for Cybersecurity Censorship (Revised Draft for Comments) aiming to, upon its enactment, replace the existing Measures for Cybersecurity Censorship. The draft measures extend the scope of cybersecurity reviews to data processing operators engaging in data processing activities that affect or may affect national security, including listing in a foreign country. The draft measures require a company holding more than one million personal information to submit its IPO materials prepared for submission for cybersecurity review before listing on a foreign exchange.

It is unclear whether the draft measures will apply to a company planning to list on a U.S. exchange by business combination with a special purpose acquisition corporation like us. If cybersecurity review applies to our business combination with a company holding more than one million personal information in China, we cannot guarantee that we will receive such approval in a timely manner. Further, due to limited business combination period that we have, we may avoid searching for a target and completing an initial business combination that will be subject to Chinese cybersecurity review. Therefore, we may avoid searching for a company with one million personal information in China or a company operating critical information infrastructure in China.

Furthermore, if we were found to be in violation of applicable laws and regulations in China during such review, we could be subject to administrative penalties, such as warnings, fines, or service suspension. Therefore, cybersecurity review could materially and adversely affect our business, financial condition, and results of operations.

In addition, the PRC Data Security Law, which was promulgated by the Standing Committee of the National People’s Congress on June 10, 2021 and takes effect on September 1, 2021, requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security. After the Data Security Law takes effect, if our post-combination entity’s data processing activities were found to be not in compliance with this law, our post-combination entity could be ordered to make corrections, and under certain serious circumstances, such as severe data divulgence, we and post- combination entity could be subject to penalties, including the revocation of our business licenses or other permits. As a result, we and post-combination entity may be required to suspend our relevant businesses, shut down our website, take down our operating applications, or face other penalties, which may materially and adversely affect our business, financial condition, and results of operations.

If, for example, our potential initial business combination is with a target business operating in the PRC and if the enacted version of the draft measures mandates clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainty as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue.

In the event we successfully consummate a business combination with a target business with primary operations in the PRC, we will be subject to restrictions on dividend payments following consummation of our initial business combination.

After we consummate our initial business combination, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of shares options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

Upon consummation of business combination with a target business with primary operations in the PRC, we may adopt an equity incentive plan and make shares option grants under the plan to our officers, directors and employees, whom may be PRC citizens and be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and a Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC corporate income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC corporate income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

We face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59 or Circular 698 and Circular 7, and may be required to expend valuable resources to comply with Circular 59, Circular 698 and Circular 7 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. We may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC corporate income tax law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

The Chinese government may exert substantial interventions and influences over the manner in which our post-combination entity must conduct its business activities that we cannot expect when we enter into a definitive agreement with a target company with major operation in China. If the Chinese government establish some new policies, regulations, rules, or laws in the industries where our post-combination entity is in, our post-combination entity may subject to material changes in its operations and the value of our common stock.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our post-combination entity’s ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2, 2021, that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from this sector.

As such, the post-combination entity’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The post-combination entity could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. We and our post-combination entity may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Furthermore, it is uncertain when and whether we and our post-combination entity will be required to obtain permission from the PRC government to list on U.S. exchanges or enter into VIE Agreements in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although we are currently not required to obtain permission from any of the PRC federal or local government and have not received any denial to list on the U.S. exchange or to enter into VIE Agreements, our post-combination operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry.

Our current business combination target and the VIEs are subject to extensive and evolving legal system in the PRC, non-compliance with which, or changes in which, may materially and adversely affect their business and prospects, and may result in a material change in their operations and/or the value of their ordinary shares or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

PRC companies are subject to various PRC laws, regulations and government policies and the relevant laws, regulations and policies continue to evolve. Recently, the PRC government is enhancing supervision over companies seeking listings overseas and some specific business or activities such as the use of variable interest entities and data security or anti-monopoly. The PRC government may adopt new measures that may affect our business combination target and the VIEs’ operations, or may exert more oversight and control over offerings conducted outside of China and foreign investment in China-based companies, and we, our business combination target and the VIEs may be subject to challenges brought by these new laws, regulations and policies. However, since these laws, regulations and policies are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties. Furthermore, we may be subject to additional, yet undetermined, laws and regulations, compliance may require our business combination target to obtain additional permits and licenses, complete or update registrations with relevant regulatory authorities, adjust business operations, as well as allocate additional resources to monitor developments in the relevant regulatory environment. However, under the stringent regulatory environment, it may take much more time for the relevant regulatory authorities to approve new applications for permits and licenses, and complete or update registrations and we cannot assure you that our business combination target and the VIEs will be able to comply with these laws and regulations in a timely manner or at all. The failure to comply with these laws and regulations may delay, or possibly prevent, our business combination target to conduct business, accept foreign investments, or be listed overseas.

The occurrence of any of these events may materially and adversely affect our business and prospects and may result in a material change in the operations of our business combination target, the value of their equity securities, or could significantly limit or completely hinder its ability to offer or continue to offer securities to investors. In addition, if any of changes causes our business combination target unable to direct the activities of the VIEs or lose the right to receive its economic benefits, it may not be able to consolidate the VIEs into it’s consolidated financial statements in accordance with U.S. GAAP, which could cause the value of its ordinary shares to significantly decline or become worthless.

PRC laws and regulations governing our post-combination entity’s business operations are sometimes vague and uncertain and any changes in such laws and regulations may impair our ability to operate profitably.

There are substantial uncertainties regarding the interpretations and application of PRC laws and regulations including, but not limited to, the laws and regulations governing our business and the enforcement and performance of our arrangements with customers in certain circumstances. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and our business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from our understanding of these laws and regulations. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our post-combination entity’s business.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and the enforcement of these laws, regulations and rules involves uncertainties.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

From time to time, our post-combination entity may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection our post-combination entity enjoys than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect. As a result, we and our post-combination entity may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our post-combination entity’s ability to continue its operations.

Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC.

Our post-combination entity may conduct most of our operations and most of our revenue is generated in the PRC. Accordingly, economic, political and legal developments in the PRC will significantly affect our post- combination entity’s business, financial condition, results of operations and prospects. Policies, regulations, rules, and the enforcement of laws of the PRC government can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. Our post-combination entity’s ability to operate profitably in the PRC may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretation, particularly those dealing with the Internet, including censorship and other restriction on material which can be transmitted over the Internet, security, intellectual property, money laundering, taxation and other laws that affect our post-combination entity’s ability to operate its business.

China Securities Regulatory Commission and other Chinese government agencies may exert more oversight and control over foreign investment in China-based issuers. Additional compliance procedures may be required in connection with our business combination process, and, if required, we cannot predict whether we will be able to obtain such approval. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Since this document is relatively new, uncertainties still exist in relation to how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our future business combination with a company with major operation in China. Therefore, China Securities Regulatory Commission and other Chinese government agencies may exert more oversight and control over foreign investment in China-based issuers. Additional compliance procedures may be required in connection with our business combination process, and, if required, we cannot predict whether we will be able to obtain such approval. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. The Company entered into short-term agreements for temporary office space expiring through October 31, 2021. For the years ended December 31, 2021 and 2020, the Company incurred rent expense of $23,639 and $3,978, respectively. The remaining amounts due under these agreements for the year ended December 31, 2021 and 2022 is approximately $16,812 and $0, respectively.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units are currently traded on The Nasdaq Capital Market under the symbol “VENAU” and started trading on The Nasdaq Capital Market on February 11, 2021. The ordinary shares, rights and warrants comprising the units began separate trading on April 13, 2021 and are traded on NASDAQ under the symbols “VENA,” “VENAR” and “VENAW,” respectively.

Holders of Record

At March 21, 2022, there were 354,743 of our units issued and outstanding held by 2 holders of record.

At March 21, 2022, there were 4,825,000 rights issued and outstanding held by 2 holders of record (assuming all the units were separated into their component parts on such date).

At March 21, 2022, there were 4,825,000 warrants issued and outstanding held by 2 holders of record (assuming all the units were separated into their component parts on such date).

At March 21, 2022, there were 6,050,000 ordinary shares issued and outstanding and 3 holders of record (assuming all the units were separated into their component parts on such date).

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

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future, except if we increase the size of the offering, in which case we will effect a share capitalization with respect to our ordinary shares immediately prior to the consummation of the offering in such amount as to maintain the ownership of founder shares by our sponsor prior to the IPO at 20% of our issued and outstanding ordinary shares upon the consummation of the IPO (assuming it does not purchase units in the IPO and not taking into account ownership of the Private Units). Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

In addition, at the time of our IPO complete on February 11, 2021, our sponsor purchased an aggregate of 225,000 Private Units, at a price of $10.00 per unit for an aggregate purchase price of $2,250,000. Each unit consists of one private placement ordinary share, one private placement right granting the holder thereof the right to receive one-tenth (1/10) of an ordinary share upon the consummation of a business combination, and one private placement warrant. Each private placement warrant is exercisable to purchase one-half of one ordinary share at a price of $11.50 per whole share, in a private placement that will close simultaneously with the closing of the IPO. These purchases will take place on a private placement basis simultaneously with the completion of our public offering. These issuance will be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Use of Proceeds

On February 11, 2021, we consummated our initial public offering 4,600,000 units, inclusive of the over-allotment option of Units. Each Unit consists of one ordinary share, par value $0.001 per share, one Warrant entitling its holder to purchase one-half of one ordinary share at a price of $11.50 per ordinary share, and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of the Company’s initial business combination.

The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $46,000,000.

In addition, the Company sold to Ladenburg Thalmann & Co., Inc., the lead bookrunner for the underwriting group, for $75, a total of 75,000 ordinary shares.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with its sponsor, Yolanda Management Corporation, a British Virgin Islands company for the purchase of 225,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $2,250,000, pursuant to the Private Placement Unit Purchase Agreement, a copy of which was filed as an exhibit to the Registration Statement for the IPO as filed with the Commission.

The sponsor had previously loaned the Company the sum of $289,000, evidenced by a note dated as of December 20, 2020 (as previously filed as Exhibit 10.9 to the Registration Statement) which loan was payable upon the earlier of completion of the IPO or December 31, 2021. In connection with the completion of the IPO, the Sponsor instructed the Company to offset payment of the note with a corresponding portion of the subscription price for the Private Unit purchase.

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

The Company incurred transaction costs for its IPO of $2,462,765, consisting of $805,000 of underwriting fees, $1,150,000 of deferred underwriting fees and $507,765 of other offering costs. In addition, at February 11, 2021, cash of $5,355 and cash held in escrow of $1,960,956 were held outside of the Trust Account (as defined below) and was available for the payment of offering costs and for working capital purposes net with $1,339,925 transferred to Trust Account on February 18, 2021.

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

The net proceeds from our IPO available to us out of trust for our working capital requirements in searching for a business combination and for working capital requirements are currently approximately $32,090. We intend to use the proceeds for legal, accounting and other expenses of structuring and negotiating business combinations, due diligence of prospective target businesses, legal and accounting fees related to SEC reporting obligations, our monthly office rent, as well as for reimbursement of any out-of-pocket expenses incurred by our founders, officers and directors in connection with activities on our behalf as described above.

ITEM 6. RESERVED

Not applicable

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

The issuance of additional shares in a business combination:

●	may significantly dilute the equity interest of investors who would not have pre-emption rights in respect of any such issue;

●	may subordinate the rights of holders of ordinary shares if the rights, preferences, designations and limitations attaching to the preferred shares are created by amendment of our memorandum and articles of association by resolution of the board of directors and preferred shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

Business Combination with VIYI and WiMi

On June 10, 2021, we, VIYI, Merger Sub, and WiMi, entered into the Merger Agreement. WiMi holds approximately 73% of the share capital of VIYI.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions of the Merger Agreement and in accordance with the Cayman Islands Companies Act (as revised), the parties intend to effect a business combination transaction whereby the Merger Sub will merge with and into VIYI, with VIYI being the surviving entity and becoming a wholly owned subsidiary of us on the terms and subject to the conditions set forth in the Merger Agreement and simultaneously with the closing we will change our name to “MicroAlgo Inc.”

The Board of Directors of both us and VIYI and the stockholders of VIYI have approved the Merger Agreement and the transactions contemplated by it.

Pursuant to the Merger Agreement, the merger is structured as a stock for stock transaction and is intended to be qualified as a tax-free reorganization. The terms of the merger provide for a valuation of VIYI and its subsidiaries and businesses of $400,000,000. Based upon a per share value of $10.10 per share, the VIYI stockholders will receive approximately 39,600,000 ordinary shares of us which will represent approximately 85% of the combined outstanding shares following the closing, assuming no redemptions by our stockholders and assuming conversion of our outstanding rights into 485,000 ordinary shares. Currently, there are 6,050,000 ordinary shares of us issued and outstanding (including 4,600,000 ordinary shares subject to possible redemption) (assuming all the units were separated into their component parts on such date).

At the effective time of the Merger Agreement, all outstanding options and other convertible securities of VIYI will be cancelled or converted into ordinary shares of VIYI and exchanged for our ordinary shares as part of the consideration described above.

As contemplated by and as a condition of the Merger Agreement, we entered into a backstop agreement with Ever Abundant Investments Limited, dated as of June 10, 2021. On January 24, 2022, we agreed with Ever Abundant Investments Limited to terminate the backstop agreement.

In addition, on January 24, 2022, we entered into an amendment to the Merger Agreement with VIYI and WiMi. The purposes of the amendment were to:

1. extend the outside termination date of the proposed merger to June 30, 2022;

2. provide for the termination of the original backstop agreement and the execution of the new backstop agreement with the majority shareholder of VIYI; and

3. acknowledge the existence of new potential governmental approvals required under recent changes in China law.

Pursuant to the amendment to the Merger Agreement, on January 24, 2022, we entered into a backstop agreement with WiMi. Under the new agreement, WiMi agreed to purchase (i) ordinary shares in open market transactions in connection with any tendered or proposed redemptions, and (ii) from us ordinary shares in a private placement transaction exempt from registration under the Securities Act of 1933, as amended. Any purchases, either from our shareholders seeking to redeem ordinary shares, or from us are limited to up to $15 million in gross amount. WiMi has agreed that any ordinary shares acquired by it will not be subject to redemption under our corporate organizational documents and also waived any claims against our Trust Account.

Consummation of the transactions contemplated by the Merger Agreement are subject to customary conditions of the respective parties, including the approval of the Merger Agreement by our shareholders, and minimum net tangible assets immediately after the closing. Other than as specifically discussed, this report does not assume the closing of the business combination with VIYI.

Extensions

On February 11, 2022, we elected to extend the date by which we are required to complete a business combination to March 11, 2022 and deposited $153,333 into our trust account. On February 11, 2022, we issued an unsecured promissory note, each in an amount of $153,333 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until March 11, 2022. The note is non-interest bearing and payable upon the closing of a business combination. In addition, the note may be converted, at the lender's discretion, into additional Private Units at a price of $10.00 per unit.

On March 11, 2022, we elected to further extend the date by which we are required to complete a business combination to April 11, 2022 and deposited $153,333 into our trust account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target business for a business combination and activities in connection with the proposed acquisition of VIYI. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering.

We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2021, we had a net loss of $812,413, which consists of formation and operating costs of $785,096.

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

For the year ended December 31, 2021, cash used in operating activities was $748,227, consisting primarily of a net loss of $812,413. Changes in our operating assets and liabilities provided cash of $36,869.

For the year ended December 31, 2020, cash used in operating activities was $77,815, consisting primarily of a net loss of $117,787. Changes in our operating assets and liabilities provided cash of $39,972.

At December 31, 2021, we had cash of $32,090 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

We issued an unsecured promissory note to our sponsor in the aggregate amount of $450,000. On February 11, 2021, the outstanding balance under the Promissory Note was repaid in full to the Sponsor.

As of December 31, 2021 and 2020, we had temporary advances of $373,421 and $26,750 from a related party for the payment of costs related to the initial public offering. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

As of December 31, 2021, we have long-term liabilities, other than an agreement to pay an affiliate of our sponsor a monthly fee of $10,000 for office space, administrative and support services provided to the Company. We began incurring these fees on February 8, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.

We do not have any long-term debt, capital lease obligations or operating lease obligations.

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

Warrant liabilities

We account for warrants (Public Warrants or Private Warrants) as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. We have elected to account for its Public Warrants as equity and the Private Warrants as liabilities.

Net loss per ordinary share

We calculate net loss per share in accordance with ASC Topic 260, “Earnings per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2021, we have not considered the effect of the warrants sold in the initial public offering to purchase an aggregate of 2,412,500 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the years presented.

The net loss per share presented in the statement of operations is based on the following:

	Years Ended December 31,
	2021	2020
Net loss	$(812,412)	$(117,787)
Accretion of carrying value to redemption value	(3,641,991)	-
Net income	$(4,454,403)	$(117,787)

	Years Ended December 31, 2021		Years Ended December 31, 2020
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(3,305,127)	$(1,149,276)	$-	$(117,787)
Accretion of carrying value to redemption value	3,641,991	-	-	-
Allocation of net income (loss)	$336,864	$(1,149,276)	$-	$(117,787)

Denominators:
Weighted-average shares outstanding	4,070,685	1,415,479	-	1,000,000
Basic and diluted net income (loss) per share	$0.08	$(0.81)	$-	$(0.12)

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering completed February 11, 2021, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplemental Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, solely due to the events that led to the Company's restatement of its financial statements to reclassify the Company's Public Warrants, as well as the restatement for the temporary equity subject to possible redemption, as described in the Explanatory Note to this Annual Report, our disclosure controls and procedures were not effective.

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

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on February 11, 2021, our warrants have been accounted for as liabilities within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the Public Warrants to be classified as equity on the SPAC’s balance sheet as opposed to liabilities. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Private warrants should be presented as liabilities with subsequent fair value remeasurement.

As previously disclosed, the Company concluded it should restate its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify ordinary shares subject to redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its IPO and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

In connection with this report and based on our assessments and those criteria, our management determined that we did not maintain effective internal controls over financial reporting as of December 31, 2021. For more information, see the Explanatory Note at the front of this Annual Report and our Form 8-K/A filed on January 18, 2022, and Item 4 included in our amended Quarterly Reports on Form 10-Q/A for the fiscal quarters ended March 31, 2021 and June 30, 2021, filed on January 18, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the remedial activities disclosed above in connection with to the restatement of our financial statements, there was no change in our internal control over financial reporting that occurred during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Position
Yanming Liu	59	Chairman and Chief Executive Officer
River Chi	41	Chief Financial Officer
Yu Chen	55	Director
Guojian Chen	29	Director
Shan Cui	49	Director

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

Yu Chen has served as a member of our board of directors since February 2021. Mr. Chen has served as founder and Chief Executive Officer of Nanjing Covision Optoelectronics Co., Ltd., a developer of display and lighting applications in China, since October 2013. From 2009 to 2013, Mr. Chen worked at HiSense Broadband and Multimedia Technologies, where he worked with Mr. Liu, most recently serving as a Deputy Director of Technology. In 2008, Mr. Chen served as a senior engineer for Luminus Devices, a designer of light extractions for LED products. Prior to that, Mr. Chen worked as an engineer for various technology companies in China and North American and as a researcher at the University of Waterloo, since 1986. Mr. Chen received a master degree from the University of Waterloo in Canada and a Ph.D. from McMaster University in Canada. We believe Mr. Chen is well qualified to serve on our board of directors because of his extensive operating and management experience.

Ms. Shan Cui has served as a member of our board of directors since February 2021. She has been an independent director and chair of the audit committee and compensation committee of Fuqin Fintech Limited, an online lending information intermediary platform, since August 28, 2018. She has been the Executive Director of First Capital International Limited since 2010 and provided consulting services for private equity companies and venture capital companies. She was the CFO of Lizhan Environmental Corporation, a then Nasdaq-listed company engaged in the business of green leather material manufacturing, from 2011 to 2013. From 2009 to 2010, she was the Manager of Planning and Analysis for Greene, Tweed & Company, a manufacturer of high-performance engineering parts and products serving aerospace, oilfield, and semi-conductor industries. Prior to that, Ms. Cui was the Senior Finance Manager at Ikon Office Solutions from 2005 to 2008, the CFO for Invista from 2003 to 2004, the Senior Financial Consultant for the Peachtree Companies from 2001 to 2003, the Manager of Strategic Planning and Analysis for General Time Corporation from 1998 to 2001, and the Senior Vice President for Seaboard Corporation from 1996 to 1998. Ms. Cui acquired her MBA degree in Business Administration from Georgia State University and her Bachelor’s degree in International Business English from Ocean University of China. The Company believes that Ms. Cui is well-qualified to serve as director of the Company due to her extensive experience and strong expertise in finance, investment and capital markets.

Guojian Chen has served as a member of our board of directors since February 2021. Mr. Chen serves as the Secretary of Board of Beijing ChinaReel Art Exchange Inc. a leading copyright operator focusing on high-quality video content, since May 2020, where he is in charge of investor relations and corporate finance matters for the company. Mr Chen served as a director of Beijing Zhongqixinhe Enterprise Management Consulting Co., Ltd., a financial advisory firm with focus on financial, real estate and TMT industry from May 2019 to May 2020. Mr. Chen served as an analyst of Zhongrong Huitong Investment Fund Management (Zhuhai) Co. LTD. from July 2018 to May 2019. Mr. Chen received his Bachelor of Management degree from Renmin University of China in 2015, and Master of Finance degree from the University of Chinese Academy of Sciences in June 2018.

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

Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under NASDAQ’s listing standards. The members of our Audit Committee are Ms. Shan Cui, Mr. Guojian Chen and Mr. Yu Chen. Ms. Shan Cui serves as chairman of the audit committee. Each member of the audit committee is financially literate and our Board of Directors has determined that Ms. Shan Cui qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Our audit committee charter provides for the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Upon the effectiveness of the registration statement for our IPO, we established a compensation committee of the Board of Directors. The members of our Compensation Committee are Messrs. Yu Chen and Guojian Chen and Ms. Shan Cui. Mr. Guojian Chen serves as chairman of the compensation committee. We have adopted a compensation committee charter, which detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605 of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the Board of Directors. The Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Yu Chen and Guojian Chen and Ms. Cui. In accordance with Rule 5605 of the NASDAQ rules, all such directors are independent.

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

Conflicts Of Interest; Compensation Committee Interlocks and Insider Participation; Code of Ethics

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

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

Potential investors in our securities should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to our founder shares, private placement shares and public shares in connection with the consummation of our business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to their founder shares and private placement shares if we fail to consummate our business combination within 12 months from the closing of this offering (or up to 21 months from the closing of this offering if we extend the period of time to consummate a business combination). If we do not complete our business combination within such applicable time period, the proceeds of the sale of the Private Units held in the trust account will be used to fund the redemption of our public shares, and the Private Units and underlying securities will be worthless. With certain limited exceptions, 50% of the founder shares will not be transferable, assignable or salable by our sponsor until the earlier of (i) six months after the date of the consummation of our business combination or (ii) the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our business combination and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our business combination, or earlier, in either case, if, subsequent to our business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Units and underlying securities will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares, rights and warrants following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our business combination.

The conflicts described above may not be resolved in our favor. Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation
Yanming Liu	Greenland Technologies Holding Corp.	Transmission products	Director
	CoAdna (Suzhou)	Fiber optic solutions	President
River Chi	Alum Developing (Shanghai), Inc.	Distributor of alloys	CEO
Shan Cui	First Capital International Limited	Consulting	Director
Guojian Chen	Beijing ChinaReel Art Exchange Inc.	Media	Secretary of Board
Yu Chen	Nanjing Covision Optoelectronics Co., Ltd.	Lighting applications	CEO

(1)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our business combination, because the specific focuses of a majority of these entities differ from our focus and the type or size of the transaction that such companies would most likely consider are of a size and nature substantially different than what we are targeting.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud or willful default. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during our 2021 fiscal year, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements except that the Form 3s for all our directors and officers were filed late due to administrative delays.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 21, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect beneficial ownership of the warrants or rights offered in our IPO or the private warrants included the private placement as the warrants are not exercisable and the rights are not convertible within 60 days of the date of this Form 10-K. As of March 21, 2022, there were 6,050,000 ordinary shares (assuming all the units were separated into their component parts on such date) issued and outstanding and upon which we base the information in the table below.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Percentage of Outstanding Shares(2)
Yolanda Management Corporation(3)	1,375,000	22.7%
Yanming Liu(4)	1,375,000	22.7%
River Chi	—	—
Shan Cui	—	—
Guojian Chen	—	—
Yu Chen	—	—
All directors and officers as a group (5 individuals)	1,375,000	22,7%
Karpus Investment Management(5)	566,915	9.37%
Mizuho Financial Group, Inc.(6)	482,497	7.98%
WEISS ASSET MANAGEMENT LP(7)	342,006	5.65%
Feis Equities LLC(8)	582,931	9.64%

(1)	Unless otherwise indicated, the business address of each of the individuals is 477 Madison Avenue, 6th Floor, New York, NY 10022.
(2)	Based on an aggregate of 6,050,000 ordinary shares (assuming all the units were separated into their component parts on such date).
(3)	Includes the 225,000 Private Units purchased by our sponsor simultaneously with the consummation of our IPO. The Private Units are the same as the IPO units and therefore include 225,000 ordinary shares. The rights and warrants included in the units convertible or exercisable at this time or within the next 60 days.
(4)	Represents ordinary shares held by our sponsor. The ordinary shares held by our sponsor are beneficially owned by Yanming Liu, who, as the sole director and sole shareholder of our sponsor, has sole voting and dispositive power over the ordinary shares held by our sponsor.
(5)	Based on a Schedule 13G/A filed with the SEC on February 14, 2022. The entity’s address is 183 Sully’s Trail, Pittsford, New York 14534.
(6)	Based on a Schedule 13G filed with the SEC on February 14, 2022. The entity’s address is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.
(7)	Based on a Schedule 13G/A filed with the SEC on February 7, 2022. The entity’s address is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.
(8)	Based on a Schedule 13G/A filed with the SEC on January 11, 2022. The entity’s address is 20 North Wacker Drive Suite 2115, Chicago, Illinois 60606.

Our sponsor, our officers and Mr. Tiger Zhang are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Certain Relationships and Related Party Transactions” for additional information regarding our relationships with our promoters. Mr. Zhang is a member of our sponsor and has provided us with services related to our formation and the IPO. Mr. Zhang will receive membership interests in our sponsor, as compensation for such services, such membership interests expected to reflect pecuniary interest in approximately 50,000 founder shares.

Item 13. CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In August 2019, our sponsor purchased 1,150,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.02 per share. Our sponsor owned approximately 22.7% of our issued and outstanding shares after the IPO (assuming it does not purchase units in the IPO and taking into account ownership of the Private Units).

Our sponsor (and/or its designees) purchased an aggregate of 225,000 Private Units at a price of $10.00 per unit in a private placement that closed simultaneously with the closing of our IPO on February 11, 2021. Each unit consists of one private placement share, one private placement right granting the holder thereof the right to receive one-tenth (1/10) of an ordinary share upon the consummation of a business combination, and one private placement warrant. Each private placement warrant entitles the holder upon exercise to purchase one-half of one ordinary share at a price of $11.50 per whole share, subject to adjustment as provided herein. The Private Units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our business combination.

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

As of December 31, 2021 and 2020, we had temporary advances of $373,421 and $26,750 from a related party for the payment of costs related to the initial public offering. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman LLP in connection with regulatory filings. The aggregate fees billed by Friedman LLP for professional services rendered for the audit of our annual financial statements, review of the financial information and other required filings with the SEC for the year ended December 31, 2021 totaled $82,000 and for the year ended December 31, 2020 totaled $25,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Friedman LLP for consultations concerning financial accounting and reporting standards for the years ended December 31, 2021 and 2020.

Tax Fees. We did not pay Friedman LLP for tax planning and tax advice for either of the years ended December 31, 2021 and December 31, 2020.

All Other Fees. We did not pay Friedman LLP for other services for either of the years ended December 31, 2021 and December 31, 2020.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement dated as of February 8, 2021 between Registrant and Ladenburg Thalmann & Co., Inc.***
3.1	Memorandum and Articles of Association.**
3.2	Amended and Restated Memorandum and Articles of Association.**
4.5	Warrant Agreement dated as of February 8, 2021 between Vstock Transfer LLC and the Registrant.***
4.6	Rights Agreement dated as of February 8, 2021 between Vstock Transfer LLC and the Registrant.***
4.7*	Description of Securities
10.1	Amended and Restated Promissory Note, dated as of January 16, 2020, issued to Yolanda Management Corporation.**
10.2	Insider Letter Agreement among the Registrant, Ladenburg Thalmann & Co., Inc. and its officers, directors and Yolanda Management Corporation.***
10.3	Investment Management Trust Agreement between Wilmington Trust Company, Vstock Transfer LLC and the Registrant.***
10.4	Registration Rights Agreement dated as of February 8, 2021 between the Registrant and certain security holders.***
10.5	Securities Subscription Agreement, dated August 21, 2019, between the Registrant and Yolanda Management Corporation.**
10.6	Private Placement Units Purchase Agreement between the Registrant and Yolanda Management Corporation.**
10.7	Form of Indemnity Agreement.**
10.8	Form of Administrative Services Agreement, by and between the Registrant and Yolanda Management Corporation.**
10.9	Amended and Restated Promissory Note, dated as of December 10, 2020, in the principal amount of up to $450,000, issued to Yolanda Management Corporation.**
10.10	Merger Agreement dated as of June 10, 2021 by and among the Registrant, Viyi Algorithm Inc., Venus Merger Sub Corp. and WiMi Hologram Cloud Inc. ****
10.11	Amendment No. 1 dated as of January 24, 2022 to Merger Agreement by and among the Registrant, VIYI Algorithm Inc., Venus Merger Sub Corp., and WiMi Hologram Cloud Inc. *****
10.12	Backstop Agreement dated as of January 24, 2022 by and between the Registrant and WiMi Hologram Cloud Inc. *****
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Form 10-K
**	Previously filed with the Securities and Exchange Commission as an exhibit to our Form S-1 as filed on February 3, 2021 and declared effective on February 8, 2020
***	Previously filed as an exhibit to our Form 8-K as filed with the Securities and Exchange Commission on February 11, 2021
****	Previously filed as an exhibit to our Form 8-K as filed with the Securities and Exchange Commission on June 14, 2021
*****	Previously filed as an exhibit to our Form 8-K as filed with the Securities and Exchange Commission on January 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Venus Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Venus Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Friedman LLP

Friedman LLP

We have served as the Company’s auditor since 2020.

New York, New York

March 25, 2022

VENUS ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash	$32,090	$239
Prepayments	16,717	-
Total current assets	48,807	76,317

Security deposit	222	3,303
Deferred offering costs	-	188,001
Cash and investments held in trust account	46,469,183	-

TOTAL ASSETS	$46,518,212	$191,543

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$93,558	$39,972
Advances from a related party	373,421	26,750
Promissory note- related party	-	228,483
Total current liabilities	466,979	295,205

Warrant liabilities	410,000	-
Deferred underwriting compensation	1,150,000	-

TOTAL LIABILITIES	2,026,979	295,205

Commitments and contingencies
Ordinary shares, subject to possible redemption: 4,600,000 shares at $10.10 per share	46,469,183	-

Shareholders’ deficit:
Preferred shares, $0.001 par value; 1,000,000 shares authorized; no share issued	-	-
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,450,000 and 1,150,000 shares issued and outstanding (excluding 4,600,000 and no shares subject to possible redemption)	1,450	1,150
Additional paid-in capital	-	23,850
Accumulated deficit	(1,979,400)	(128,662)
Total shareholders’ deficit	(1,977,950)	(103,662)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$46,518,212	$191,543

See accompanying notes to consolidated financial statements.

VENUS ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2021	2020
Formation, general and administrative expenses	$(785,096)	$(117,787)

Total operating expenses	(785,096)	(117,787)

Other income
Change in fair value of warrant liabilities	(30,000)	-
Interest income	2,683	-

Total other income, net	(27,317)	-

Loss before income taxes	(812,413)	(117,787)

Income taxes	-	-

NET LOSS	$(812,413)	$(117,787)

Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	4,070,685	-
Basic and diluted net income per share, ordinary share subject to possible redemption	$0.08	$-
Basic and diluted weighted average shares outstanding, ordinary share attributable to Venus Acquisition Corporation	1,415,479	1,000,000
Basic and diluted net loss per share, ordinary share attributable to Venus Acquisition Corporation	$(0.81)	$(0.12)

See accompanying notes to consolidated financial statements.

VENUS ACQUISITION CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	equity (deficit)
Balance as of January 1, 2020	1,150,000	$1,150	$23,850	$(10,875)	$14,125

Net loss	-	-	-	(117,787)	(117,787)

Balance as of December 31, 2020	1,150,000	1,150	23,850	(128,662)	(103,662)

Sale of units in initial public offering	4,600,000	4,600	43,532,633	-	43,537,233
Fair value of underwriter’s unit purchase option	75,000	75	-	-	75
Sale of units to the founder in private placement	225,000	225	1,869,775	-	1,870,000
Initial classification of ordinary shares subject to possible redemption	(4,600,000)	(4,600)	(45,245,194)	-	(45,249,794)
Allocation of offering costs to ordinary share subject to redemption	-	-	2,422,602	-	2,422,602
Accretion of carrying value to redemption value	-	-	(2,603,666)	(1,038,325)	(3,641,991)
Net loss	-	-	-	(812,413)	(812,413)

Balance as of December 31, 2021	1,450,000	$1,450	$-	$(1,979,400)	$(1,977,950)

See accompanying notes to consolidated financial statements.

VENUS ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(812,413)	$(117,787)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	30,000	-
Interest income earned in cash and investments held in trust account	(2,683)	-

Change in operating assets and liabilities:
Increase in prepayments	(16,717)	-
Increase in accrued liabilities	53,586	39,972

Cash used in operating activities	(748,227)	(77,815)

Cash flows from investing activities
Proceeds deposited in Trust Account	(46,466,500)	-
Security deposit	3,081	(55)

Net cash used in investing activities	(46,463,419)	(55)

Cash flows from financing activities
Proceeds from unit purchase option	75	-
Proceeds from public offering, net of expenses	44,875,234	(128,681)
Proceeds from sale of private placement	2,250,000	-
Proceeds from promissory note – related party		78,483
Repayment of promissory note – related party	(228,483)	(300,000)
Advances from a related party	346,671	-

Net cash provided by financing activities	47,243,497	(350,198)

NET CHANGE IN CASH	31,851	(428,068)

Cash, beginning of year	239	428,307

Cash, end of year	$32,090	$239

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Initial classification of shares subject to redemption	$45,249,794	$-
Allocation of offering costs to ordinary share subject to redemption	$2,422,602	$-
Accretion of carrying value to redemption value	$(3,641,991)	$-
Deferred underwriting compensation	$1,150,000	$-
Recognition of warrant liabilities	$380,000	$-

See accompanying notes to consolidated financial statements.

VENUS ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 10, 2021, the Company, VIYI Algorithm Inc., a Cayman Islands exempted company (“Viyi”), Venus Merger Sub Corp., a Cayman Islands exempted company and wholly-owned subsidiary of the Company (the “Merger Sub”) and WiMi Hologram Cloud Inc., a Cayman Islands company and the legal and beneficial owner of a majority of the issued and outstanding voting securities of Viyi (“Majority Shareholder”), entered into a Merger Agreement (the “Merger Agreement”). Venus Merger Sub Corp. is a company incorporated in the Cayman Islands for the purpose of effecting the Business Combination and to serve as the vehicle for, and be subsumed by, VIYI Algorithm Inc., pursuant to the terms of the Merger Agreement Merger Sub is wholly owned by Venus. See the further description below regarding the proposed business combination with Viyi.

The Company is an early stage and an emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activities through December 31, 2021 relates to the Company’s formation, completion of its initial public offering (the “Initial Public Offering”) which occurred on February 11, 2021 and negotiation and consummation of the proposed Business Combination with Viyi. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which proceeds are held in trust.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of, 225,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Yolanda Management Corporation (the “Sponsor”), generating gross proceeds of $2,250,000, which is described in Note 4.

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

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share, subject to increase of up to an additional $0.30 per Public Share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

On June 10, 2021, the Company entered into the Merger Agreement, which provides for a Business Combination between Venus and VIYI Algorithm Inc. Pursuant to the Merger Agreement, the Business Combination will be effected as a stock transaction and is intended to be qualified as a tax-free reorganization. The Merger Agreement is by and among Venus, Merger Sub, VIYI, and WiMi Hologram Cloud Inc, a Cayman Islands limited liability company as the representative of VIYI’s stockholders. The aggregate consideration for the Acquisition Merger is $400,000,000, payable in the form of 39,600,000 newly issued ordinary shares of Merger Sub (“Merger Sub Ordinary Share”) valued at $10.10 per share.

Upon the closing of the Business Combination, the former Venus shareholders will receive the consideration specified below and the former VIYI stockholders will receive an aggregate of 39,600,000 shares of Merger Sub Ordinary Share.

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

The Company issued a Note in an amount of $153,333 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until March 11, 2022. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months (including the proposed Business combination with Viyi), the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $153,333 (approximately $0.033 per Public Share), up to an aggregate of $1,380,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each one month extension. Any funds which may be provided to extend the time frame will be in the form of a loan to us from our sponsor. For the extensions that we have made, the loans are interest free and will not be repaid unless and until we complete a business combination. For the extensions that may be made in the future, the final and definitive terms of the loan in connection with any such loans have not yet been negotiated, but any such loan would be interest free and not repaid unless and until we complete a business combination.

On February 11, 2022, the Company and the Sponsor extended the period of time for which the Company is required to consummate a Business Combination from February 11, 2022 to March 11, 2022 and, accordingly, funded a sum of $153,333 into the Company’s Trust Account. On March 11, 2022, the Company elected to further extend the date by which the Company is required to complete a business combination to April 11, 2022 and deposited $153,333 into the Company’s Trust Account.

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

Liquidity and going concern

Following the closing of the Initial Public Offering on February 11, 2021, a total of $46,460,000 was placed in the Trust Account, and the Company had $418,430 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. As of December 31, 2021, the Company had a working deficit of $418,172. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required up to $1,500,000 as discussed in Note 6. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs to execute its intended initial Business Combination in the next twelve months from the date of the issuance of the accompanying consolidated financial statements.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the consolidated financial position, and the results of its consolidated operations and its consolidated cash flows.

●	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
Venus Merger Sub Corp.	A Cayman Islands company Incorporated on May 25, 2021	100% Owned by Venus

●	Emerging growth company

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

●	Use of estimates

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

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 or 2020.

●	Cash and investments held in trust account

At December 31, 2021, the assets held in the Trust Account are held in cash and US Treasury securities. Investment securities in the Company’s Trust Account consisted of $46,469,183 in United States Treasury Bills.

The Company classified investments that are directly invested in U.S. Treasuries as available for sales and money market funds are classified in accordance with the trading method. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations and comprehensive (income) loss.

●	Warrant liabilities

The Company accounts for warrants (Public Warrants or Private Warrants) as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Company has elected to account for its Public Warrants as equity and the Private Warrants as liabilities.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of December 31, 2021 and 2020, the Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control. 4,600,000 and 0 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit immediately as if the end of the first reporting period after the Initial Public Offering was the redemption date. Redemption value is remeasured to reflect the interest earned on the Trust Account balance that are available for distribution to redeeming shareholders.

●	Offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Public Offering.

●	Fair value of financial instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2021 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and trust accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

●	Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,412,500 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the statement of operations is based on the following:

	Years Ended December 31,
	2021	2020
Net loss	$(812,413)	$(117,787)
Accretion of carrying value to redemption value	(3,641,991)	-
Net income	$(4,454,403)	$(117,787)

	Years Ended December 31, 2021		Years Ended December 31, 2020
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(3,305,127)	$(1,149,276)	$-	$(117,787)
Accretion of carrying value to redemption value	3,641,991	-	-	-
Allocation of net income (loss)	$336,864	$(1,149,276)	$-	$(117,787)

Denominators:
Weighted-average shares outstanding	4,070,685	1,415,479	-	1,000,000
Basic and diluted net income (loss) per share	$0.08	$(0.81)	$-	$(0.12)

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the consolidated results of operations, financial condition, or cash flows, based on the current information.

NOTE 3 – CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $46,469,183 in United States Treasury Bills. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying December 31, 2021 consolidated balance sheet. The carrying value and fair value of marketable securities on December 31, 2021 are as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Holding loss	Fair Value as of December 31, 2021
Available-for-sale marketable securities
U.S. Treasury Securities	$46,469,183	$-	$46,469,183

NOTE 4 – INITIAL PUBLIC OFFERING

On February 11, 2021, the Company sold 4,600,000 Units which includes a full exercise by the underwriters of their over-allotment option in the amount of 600,000 Public Units, at a purchase price of $10.00 per Unit. Each Unit will consist of one ordinary share, one right (“Public Right”) and one redeemable Public Warrant. Each Public Right will convert into one-tenth (1/10) of one ordinary share. Each Public Warrant will entitle the holder to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share (see Note 7).

If the Company does not complete its Business Combination within the necessary time period described in Note 1, the Public Rights will expire and be worthless. Since the Company is not required to net cash settle the Rights and the Rights are convertible upon the consummation of an initial Business Combination, the management determined that the Rights are classified within shareholders’ equity upon their issuance in accordance with ASC 815-40. The proceeds from the sale are allocated to Public Shares and Rights based on the relative fair value of the securities in accordance with ASC 470-20-30. The value of the Public Shares and Rights will be based on the closing price paid by investors.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Founder Shares

In May 2018, the Company issued one ordinary share to the Sponsor for no consideration. On August 21, 2019, the Company cancelled the one share for no consideration and the Sponsor purchased 1,150,000 ordinary shares for an aggregate price of $25,000. The 1,150,000 founder shares was for purposes hereof referred to as the “Founder Shares”.

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

Advance from A Related Party

As of December 31, 2021 and 2020, the Sponsor had advanced the Company an aggregate of $373,421 and $26,750, respectively. The advances are non-interest bearing and due on demand.

Promissory Note Payable

On June 10, 2019, as amended on January 16, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $450,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering (see Note 3). The outstanding balance under the Promissory Note was repaid at the closing of the Initial Public Offering on February 11, 2021. As of December 31, 2021 and 2020, the principal amount due and owing under the Promissory Note was $0 and $228,483 respectively.

Administrative Services Agreement

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

Related Party Extensions Loan

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

On February 11, 2022, the Company issued an unsecured promissory note, each in an amount of $153,333 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until March 11, 2022 (see Note 9). The Notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the Notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Ordinary Shares — The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At December 31, 2021, there were 1,450,000 ordinary shares issued and outstanding, excluding 4,600,000 ordinary shares subject to possible redemption (assuming all the units were separated into their component parts on such date).

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

The Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the IPO. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption.

The Company may redeem the outstanding warrants (including any outstanding warrants issued upon exercise of the unit purchase option issued to Ladenburg Thalmann & Co., Inc.,), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $16.50 per share, for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

If the Company calls the warrants for redemption as described above, our management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “Fair Market Value” (defined below) by (y) the Fair Market Value. The “Fair Market Value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Whether the Company will exercise our option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors including the price of our ordinary shares at the time the warrants are called for redemption, the Company’s cash needs at such time and concerns regarding dilutive share issuances.

NOTE 8 – FAIR VALUE MEASUREMENTS

The fair value of the Company’s consolidated financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,469,183	$46,469,183	$-	$-

Liabilities:
Warrant liabilities	$410,000	$-	$-	$410,000

*	included in cash and investments held in trust account on the Company’s consolidated balance sheet.

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets.

The Company determined the initial fair value for the private warrants at $380,000 on February 11, 2021, the date of the Company’s Initial Public Offering, using a Black-Scholes model. The Company allocated the proceeds received from the sale of Private Units, first to the private warrants based on their fair values as determined at initial measurement, with the remaining proceeds recorded as ordinary shares subject to possible redemption, and ordinary shares based on their relative fair values recorded at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	December 31, 2021	February 11, 2021 (Initial measurement)
Input
Share price	$10.08	$10.00
Risk-free interest rate	1.26%	0.46%
Volatility	44.26%	44%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

As of December 31, 2021, the aggregate value of the Private Warrants was $0.41 million. The change in fair value from February 11, 2021 to December 31, 2021 was approximately $30,000.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Leases

The Company terminated into short-term agreements for temporary office space. For the years ended December 31, 2021 and 2020, the Company incurred rent expense of $6,109 and $23,639, respectively.

Underwriting Agreement

The underwriters are entitled to a deferred fee of 2.5% of the gross proceeds of the Initial Public Offering, or $1,150,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Merger Agreement

On June 10, 2021, the Company, VIYI, Merger Sub, and WiMi, entered into the Merger Agreement. WiMi holds approximately 73% of the share capital of VIYI.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions of the Merger Agreement and in accordance with the Cayman Islands Companies Act (as revised), the parties intend to effect a business combination transaction whereby the Merger Sub will merge with and into VIYI, with VIYI being the surviving entity and becoming a wholly owned subsidiary of the Company on the terms and subject to the conditions set forth in the Merger Agreement and simultaneously with the closing the Company will change our name to “MicroAlgo Inc.”

The Board of Directors of both the Company and VIYI and the stockholders of VIYI have approved the Merger Agreement and the transactions contemplated by it.

Pursuant to the Merger Agreement, the merger is structured as a stock for stock transaction and is intended to be qualified as a tax-free reorganization. The terms of the merger provide for a valuation of VIYI and its subsidiaries and businesses of $400,000,000. Based upon a per share value of $10.10 per share, the VIYI stockholders will receive approximately 39,600,000 ordinary shares of the Company which will represent approximately 85% of the combined outstanding shares following the closing, assuming no redemptions by our stockholders and assuming conversion of our outstanding rights into 485,000 ordinary shares. Currently, there are 6,050,000 ordinary shares of the Company issued and outstanding (including 4,600,000 ordinary shares subject to possible redemption) (assuming all the units were separated into their component parts on such date).

At the effective time of the Merger Agreement, all outstanding options and other convertible securities of VIYI will be cancelled or converted into ordinary shares of VIYI and exchanged for the Company’s ordinary shares as part of the consideration described above.

As contemplated by and as a condition of the Merger Agreement, the Company entered into a backstop agreement with Ever Abundant Investments Limited, dated as of June 10, 2021. On January 24, 2022, the Company agreed with Ever Abundant Investments Limited to terminate the backstop agreement.

In addition, on January 24, 2022, the Company entered into an amendment to the Merger Agreement with VIYI and WiMi. The purposes of the amendment were to:

1. extend the outside termination date of the proposed merger to June 30, 2022;

2. provide for the termination of the original backstop agreement and the execution of the new backstop agreement with the majority shareholder of VIYI; and

3. acknowledge the existence of new potential governmental approvals required under recent changes in China law.

Pursuant to the amendment to the Merger Agreement, on January 24, 2022, the Company entered into a backstop agreement with WiMi. Under the new agreement, WiMi agreed to purchase (i) ordinary shares in open market transactions in connection with any tendered or proposed redemptions, and (ii) from the Company ordinary shares in a private placement transaction exempt from registration under the Securities Act of 1933, as amended. Any purchases, either from our shareholders seeking to redeem ordinary shares, or from the Company are limited to up to $15 million in gross amount. WiMi has agreed that any ordinary shares acquired by it will not be subject to redemption under the Company’s corporate organizational documents and also waived any claims against our Trust Account.

Consummation of the transactions contemplated by the Merger Agreement are subject to customary conditions of the respective parties, including the approval of the Merger Agreement by the Company’s shareholders, and minimum net tangible assets immediately after the closing. Other than as specifically discussed, this report does not assume the closing of the business combination with VIYI.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021, up through the date the Company issued the consolidated financial statements.

On January 24, 2022, Venus, VIYI and WiMi entered into an amendment to the Merger Agreement. The purposes of the amendment were to:

i)	extend the outside termination date of the proposed merger to June 30, 2022;

ii)	provide for the termination of the existing backstop agreement and the new backstop agreement with the majority shareholder of VIYI as described below in this Form 8-K; and

iii)	acknowledge the existence of new potential governmental approvals under recent changes in China law.

On February 11, 2022, the Company elected to extend the date by which it is required to complete a business combination to March 11, 2022 and deposited $153,333 into its Trust Account. On March 11, 2022, the Company elected to further extend the date by which it is required to complete a business combination to April 11, 2022 and deposited $153,333 into its Trust Account.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENUS ACQUISITION CORPORATION

By:	/s/ Yanming Liu
Yanming Liu
Chief Executive Officer
(Principal Executive Officer)

Dated: March 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title and Capacity	Date

/s/ Yanming Liu	Chief Executive Officer and Chairman	March 25, 2022
Yanming Liu	(Principal Executive Officer)

/s/ River Chi	Chief Financial Officer	March 25, 2022
River Chi	(Principal Accounting Officer)

/s/ Yu Chen	Director	March 25, 2022
Yu Chen

/s/ Guojian Chen	Director	March 25, 2022
Guojian Chen

/s/ Shan Cui	Director	March 25, 2022
Shan Cui