Form 10-Q
period 2022-03-31
Venus Acquisition Corp
filed 2022-05-13
CIK 1800392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of May 6, 2022, there were 6,050,000 ordinary shares outstanding of the Registrant (assuming all of the units issued in our initial public offering completed on February 11, 2021 were split on such date).

VENUS ACQUISITION CORPORATION.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

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

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I - FINANCIAL INFORMATION

VENUS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$28,668	$32,090
Prepayments	-	16,717
Total current assets	28,668	48,807

Security deposit	222	222
Cash and investments held in trust account	46,779,664	46,469,183

TOTAL ASSETS	$46,808,554	$46,518,212

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other payable	$71,058	$93,558
Advances from related party	543,420	373,421
Notes payable – related party	306,666	-
Total current liabilities	921,144	466,979

Warrant liabilities	420,000	410,000
Deferred underwriting compensation	1,150,000	1,150,000

TOTAL LIABILITIES	2,491,144	2,026,979

Commitments and contingencies
Ordinary shares, subject to possible redemption, 4,600,000 and 4,600,000 shares at $10.17 and $10.10 per share	46,779,664	46,469,183

Shareholders’ deficit
Preferred shares, $0.001 par value; 1,000,000 shares authorized; no share issued	-	-
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,450,000 and 1,450,000 shares issued and outstanding (excluding 4,600,000 and 4,600,000 shares subject to possible redemption)	1,450	1,450
Accumulated deficit	(2,463,704)	(1,979,400)
Total shareholders’ deficit	(2,462,254)	(1,977,950)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$46,808,554	$46,518,212

See accompanying notes to unaudited condensed consolidated financial statements.

VENUS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2022	2021
Formation, general and administrative expenses	$(167,638)	$(78,705)

Total operating expenses	(167,638)	(78,705)

Other income (expense)
Change in fair value of warrant liabilities	(10,000)	(10,000)
Interest income	3,815	382

Total other expense, net	(6,185)	(9,618)

Loss before income taxes	(173,823)	(88,323)

Income taxes	-	-

NET LOSS	$(173,823)	$(88,323)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	4,600,000	2,453,333

Basic and diluted net income (loss) per ordinary shares subject to possible redemption	$(0.01)	$0.49

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Venus Acquisition Corporation	1,450,000	1,310,000

Basic and diluted net loss per share, ordinary shares attributable to Venus Acquisition Corporation	$(0.08)	$(0.99)

See accompanying notes to unaudited condensed consolidated financial statements.

VENUS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31, 2022
	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ equity
Balance as of January 1, 2022	1,450,000	$1,450	$(1,979,400)	$(1,977,950)

Accretion of carrying value to redemption value	-	-	(310,481)	(310,481)
Net loss for the period	-	-	(173,823)	(173,823)

Balance as of March 31, 2022	1,450,000	$1,450	$(2,463,704)	$(2,462,254)

	Three months ended March 31, 2021
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ equity
Balance as of January 1, 2021	1,150,000	$1,150	$23,850	$(128,662)	$(103,662)

Sale of units in initial public offering	4,600,000	4,600	39,955,400		39,960,000
Sale of units to the founder in private placement	225,000	225	1,869,775		1,870,000
Sales of representative shares	75,000	75	-	-	75
Offering costs	-	-	(2,462,767)	-	(2,462,767)
Initial classification of ordinary shares subject to possible redemption	(4,600,000)	(4,600)	(45,245,194)	-	(45,249,794)
Allocation of offering costs to ordinary shares subject to redemption	-	-	2,422,602	-	2,422,602
Accretion of carrying value to redemption value	-	-	(2,603,666)	(1,029,142)	(3,632,808)
Net loss for the period	-	-	-	(88,323)	(88,323)

Balance as of March 31, 2021	1,450,000	$1,450	$-	$(1,246,127)	$(1,244,677)

See accompanying notes to unaudited condensed consolidated financial statements.

VENUS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(173,823)	$(88,323)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income earned in cash and investments held in trust account	(3,815)	(382)
Change in fair value of warrant liabilities	10,000	10,000

Change in operating assets and liabilities:
Decrease (increase) in prepayments	16,717	(92,432)
Increase in security deposit and rental deposit	-	(4,528)
Decrease in accrued liabilities	(22,500)	(22,837)
Net cash used in operating activities	(173,421)	(198,502)

Cash flows from investing activities
Proceeds deposited in trust account	-	(46,460,000)
Net cash used in investing activities	-	(46,460,000)

Cash flows from financing activities
Proceeds from sale of representative share	-	75
Proceeds from public offering	-	46,000,000
Proceeds from private placements to related party	-	2,250,000
Payment of offering costs	-	(1,124,767)
Advance from related party	169,999	(26,750)
Repayment of promissory note - related party	-	(228,483)
Net cash provided by financing activities	169,999	46,870,075

NET CHANGE IN CASH	(3,422)	211,575
Cash, beginning of period	32,090	239
Cash, end of period	$28,668	$211,814

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$-	$45,249,794
Allocation of offering costs to ordinary shares subject to possible redemption	$-	$2,422,602
Accretion of carrying value to redemption value	$(310,481)	$(3,632,808)
Deferred underwriting fee payable	$-	$1,150,000
Initial recognition of warrant liabilities	$-	$380,000
Proceeds of promissory notes deposited in Trust Account by a founder shareholder	$306,666	$-

See accompanying notes to unaudited condensed consolidated financial statements.

VENUS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Venus Acquisition Corporation (“Venus” or the “Company”) is a blank check company incorporated in the Cayman Islands on May 14, 2018. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

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

All activities through March 31, 2022 relates to the Company’s formation, completion of its initial public offering (the “Initial Public Offering”) which occurred on February 11, 2021 and negotiation and consummation of the proposed Business Combination with Viyi. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which proceeds are held in trust.

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

On June 10, 2021, the Company entered into the Merger Agreement, which provides for a Business Combination between Venus and VIYI Algorithm Inc. Pursuant to the Merger Agreement, the Business Combination will be effected as a stock transaction and is intended to be qualified as a tax-free reorganization. The Merger Agreement is by and among Venus, Merger Sub, VIYI, and WiMi Hologram Cloud Inc, a Cayman Islands limited liability company as the representative of VIYI’s shareholders. The aggregate consideration for the Acquisition Merger is $400,000,000, payable in the form of 39,600,000 newly issued ordinary shares of Merger Sub (“Merger Sub Ordinary Share”) valued at $10.10 per share.

Upon the closing of the Business Combination, the former Venus shareholders will receive the consideration specified below and the former VIYI shareholders will receive an aggregate of 39,600,000 shares of Merger Sub Ordinary Share.

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

The Company issued a Note in an amount of $153,333 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until May 11, 2022. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months (including the proposed Business combination with Viyi), the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $153,333 (approximately $0.033 per Public Share), up to an aggregate of $1,380,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each one month extension. Any funds which may be provided to extend the time frame will be in the form of a loan to us from our sponsor. For the extensions that we have made, the loans are interest free and will not be repaid unless and until we complete a business combination. For the extensions that may be made in the future, the final and definitive terms of the loan in connection with any such loans have not yet been negotiated, but any such loan would be interest free and not repaid unless and until we complete a business combination.

On February 11, 2022, the Company and the Sponsor extended the period of time for which the Company is required to consummate a Business Combination from February 11, 2022 to March 11, 2022 and, accordingly, funded a sum of $153,333 into the Company’s Trust Account. On March 11, 2022, the Company elected to further extend the date by which the Company is required to complete a business combination to April 11, 2022 and deposited $153,333 into the Company’s Trust Account. On April 11, 2022, the Company elected to further extend the date by which the Company is required to complete a business combination to May 11, 2022 and deposited $153,333 into the Company’s Trust Account.

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

Liquidity and capital resources

Following the closing of the Initial Public Offering on February 11, 2021, a total of $46,460,000 was placed in the Trust Account, and the Company had $418,430 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. As of March 31, 2022, the Company had a working capital deficit of $892,476. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required up to $1,500,000 as discussed in Note 6. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs to execute its intended initial Business Combination in the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed consolidated financial statements if a Business Combination is not consummated. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the unaudited condensed consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 25, 2022.

●	Principles of Consolidation

The unaudited condensed consolidated financial statements include the unaudited condensed consolidated financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

●	Cash and Investments held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account are held in cash and US Treasury securities. Investment securities in the Company’s Trust Account consisted of $46,779,664 and $46,469,183 in United States Treasury Bills.

The Company classified investments that are directly invested in U.S. Treasuries as available for sales and money market funds are classified in accordance with the trading method. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive (income) loss.

●	Warrants liabilities

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of March 31, 2022 and December 31, 2021, the Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control. 4,600,000 and 4,600,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero and it has no deferred tax assets. The Company is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,412,500 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the unaudited condensed statement of operations is based on the following:

	Three Months Ended March 31,
	2022	2021
Net loss	$(173,823)	$(88,323)
Accretion of carrying value to redemption value	(310,481)	(3,632,808)
Net income	$(484,304)	$(3,721,131)

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(368,231)	$(116,073)	$(2,425,821)	$(1,295,310)
Accretion of carrying value to redemption value	310,481	-	3,632,808	-
Allocation of net income (loss)	$(57,750)	$(116,073)	$1,206,987	$(1,295,310)

Denominators:
Weighted-average shares outstanding	4,600,000	1,450,000	2,453,333	1,310,000
Basic and diluted net income (loss) per share	$(0.01)	$(0.08)	$0.49	$(0.99)

●	Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of March 31, 2022, investment securities in the Company’s Trust Account consisted of $46,779,664 in United States Treasury Bills and $0 in cash. As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $46,469,183 in United States Treasury Bills and $0 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying March 31, 2022 consolidated balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on March 31, 2022 and December 31, 2021 are as follows:

	Carrying Value as of March 31, 2022	Gross Unrealized Holding loss	Fair Value as of March 31, 2022
	(Unaudited)	(Unaudited)	(Unaudited)
Available-for-sale marketable securities
U.S. Treasury Securities	$46,779,664	$-	$46,779,664

	Carrying Value as of December 31, 2021	Gross Unrealized Holding loss	Fair Value as of December 31, 2021
Available-for-sale marketable securities
U.S. Treasury Securities	$46,469,183	$-	$46,469,183

NOTE 4 — INITIAL PUBLIC OFFERING

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

The founders and our officers and directors have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, upon six months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Advance from Related Party

As of March 31, 2022, and December 31, 2021, the Sponsor had advanced the Company an aggregate of $534,420 and $373,421, respectively. The advances are non-interest bearing and due on demand.

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

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $153,333 (approximately $0.033 per Public Share), up to an aggregate of $1,380,000, or $0.30 per public share, on or prior to the date of the applicable deadline, for each one month extension. Any such payments would be made in the form of a loan. The principal of the promissory note may be drawn down from time to time prior to the earlier of December 31, 2022 or the date of consummates the Business Combination. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

On February 11, 2022, March 11, 2022 and April 11, 2022, the Company issued an unsecured promissory note, each in an amount of $153,333 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until May 11, 2022. The Notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the Notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of March 31, 2022 and December 31, 2021, $306,666 and $0 were outstanding, respectively.

NOTE 7 – SHAREHOLDER’S DEFICIT

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,779,664	$46,469,183	$-	$-

Liabilities:
Warrant liabilities	$420,000	$-	$-	$420,000

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,469,183	$46,469,183	$-	$-

Liabilities:
Warrant liabilities	$410,000	$-	$-	$410,000

*	included in cash and investments held in trust account on the Company’s unaudited condensed consolidated balance sheet.

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the unaudited condensed consolidated balance sheets.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	March 31, 2022	December 31, 2021	February 11, 2021 (Initial measurement)
Input
Share price	$10.14	$10.08	$10.00
Risk-free interest rate	2.42%	1.26%	0.46%
Volatility	43%	44.26%	44%
Exercise price	11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

As of March 31, 2022, the aggregate value of the Private Warrants was $0.42 million. The change in fair value from December 31, 2021 to March 31, 2022 was approximately $10,000.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Board of Directors of both the Company and VIYI and the shareholders of VIYI have approved the Merger Agreement and the transactions contemplated by it.

Pursuant to the Merger Agreement, the merger is structured as a stock for stock transaction and is intended to be qualified as a tax-free reorganization. The terms of the merger provide for a valuation of VIYI and its subsidiaries and businesses of $400,000,000. Based upon a per share value of $10.10 per share, the VIYI shareholders will receive approximately 39,600,000 ordinary shares of the Company which will represent approximately 85% of the combined outstanding shares following the closing, assuming no redemptions by our shareholders and assuming conversion of our outstanding rights into 485,000 ordinary shares. Currently, there are 6,050,000 ordinary shares of the Company issued and outstanding (including 4,600,000 ordinary shares subject to possible redemption) (assuming all the units were separated into their component parts on such date).

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022, up through the date was the Company issued the unaudited condensed consolidated financial statements.

On April 11, 2022, the Company elected to extend the date by which it is required to complete a business combination to May 11, 2022 and deposited $153,333 into its Trust Account.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Venus Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Yolanda Management Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We were formed on May 14, 2018 under the laws of the Cayman Islands, as a blank check company for the purpose of engaging in a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to focus on businesses that have a connection to the Asian market. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

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

For the three months ended March 31, 2022, we had a net loss of $173,823, which was comprised of general and administrative expenses, interest income and change in fair value of warrant liabilities. For the three months ended March 31, 2021, we had a net loss of $88,323, which was comprised of formation, general and administrative expenses, interest income and change in fair value of warrant liabilities.

Liquidity and Capital Resources

As of March 31, 2022, we had a working capital deficit of $892,476 and cash of $28,668. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

For the three months ended March 31, 2022, cash used in operating activities was $173,421, consisting primarily of a net loss of $173,823 and change in fair value of warrant liabilities of $10,000. Changes in our operating assets and liabilities used cash of $5,783.

For the three months ended March 31, 2021, cash used in operating activities was $198,502, consisting primarily of a net loss of $88,323 and changes in our operating assets and liabilities used cash of $119,797.

At March 31, 2022, we had cash of $28,668 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On February 10, 2022, we issued a promissory note of $650,000 to our Sponsor for our Sponsor to provide any additional working capital loan to the Company on an as-needed basis towards the consummation of a Business Combination. Outstanding working capital loans, if any, under this promissory note will be paid off by applying the proceeds from the Trust Account after the redemption upon the closing of the Business Combination. As of March 31, 2022, we have a balance of $846,666 loan from our sponsor.

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

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed consolidated financial statements if a Business Combination is not consummated. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any significant accounting policies.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of March 31, 2022, 4,600,000 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, solely due to the events that led to the Company’s restatement of its consolidated financial statements to reclassify the Company’s Public Warrants, as well as the restatement for the temporary equity subject to possible redemption, as described in the Explanatory Note to this Annual Report, our disclosure controls and procedures were not effective.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

As previously disclosed, the Company concluded it should restate its consolidated financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed consolidated financial statements to classify ordinary shares subject to redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its IPO and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As a result, management identified these material weaknesses in our internal control over financial reporting related to the accounting for warrants and ordinary shares subject to possible redemption.

To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Other than the remedial activities undertaken following the restatement of our financial statements, as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A Legal Proceedings

The Company is not party to any legal proceedings as of the filing date of this Form 10-Q.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on the Form 10K for the fiscal year ended December 31, 2021 under Forward-Looking Statements and Item 1A – Risk Factors, filed with the SEC on March 25, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales or issuances of equity occurred during the quarter ended March 31, 2022

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On February 10, 2022, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $650,000 to Yolanda Management Corp, the Sponsor of the Company. The Note bears no interest and is due on the date the Company consummates its initial business combination.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	Promissory Note, dated as of February 10, 2022, issued to Yolanda Management Corporation.*

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENUS ACQUISITION CORPORATION

Date: May 13, 2022	By:	/s/ Yanming Liu
	Name:	Yanming Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ River Chi
	Name:	River Chi
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)