Form 10-Q
period 2022-06-30
Venus Acquisition Corp
filed 2022-08-15
CIK 1800392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of August 5, 2022, there were 6,050,000 ordinary shares outstanding of the Registrant (assuming all of the units issued in our initial public offering completed on February 11, 2021 were split on such date).

VENUS ACQUISITION CORPORATION.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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

ii

PART I - FINANCIAL INFORMATION

VENUS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$10,899	$32,090
Prepayments	29,750	16,717
Total current assets	40,649	48,807

Security deposit	222	222
Cash and investments held in trust account	47,306,580	46,469,183

TOTAL ASSETS	$47,347,451	$46,518,212

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’DEFICIT
Current liabilities:
Accrued expenses and other payable	$73,558	$93,558
Loan – related party	643,421	373,421
Notes payable – related party	766,665	-
Total current liabilities	1,483,644	466,979

Warrant liabilities	420,000	410,000
Deferred underwriting compensation	1,150,000	1,150,000

TOTAL LIABILITIES	3,053,644	2,026,979

Commitments and contingencies
Ordinary shares, subject to possible redemption, 4,600,000 and 4,600,000 shares at $10.28 and $10.10 per share	47,306,580	46,469,183

Shareholders’ deficit
Preferred shares, $0.001 par value; 1,000,000 shares authorized; no share issued	-	-
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,450,000 and 1,450,000 shares issued and outstanding (excluding 4,600,000 and 4,600,000 shares subject to possible redemption)	1,450	1,450
Accumulated deficit	(3,014,223)	(1,979,400)
Total shareholders’ deficit	(3,012,773)	(1,977,950)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$47,347,451	$46,518,212

See accompanying notes to unaudited condensed consolidated financial statements.

VENUS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
		(As restated)		(As restated)
Formation, general and administrative expenses	$(90,520)	$(218,846)	$(258,158)	$(297,551)

Total operating expenses	(90,520)	(218,846)	(258,158)	(297,551)

Other income (expense):
Interest income	66,917	706	70,732	1,088
Change in fair value of warrant liabilities	-	-	(10,000)	(10,000)
Total other income (expense), net	66,917	706	60,732	(8,912)

Loss before income taxes	(23,603)	(218,140)	(197,426)	(306,463)

Income taxes	-	-	-	-

NET LOSS	$(23,603)	$(218,140)	$(197,426)	$(306,463)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	4,600,000	4,600,000	4,600,000	3,532,597
Basic and diluted net income (loss) per share, ordinary shares subject to possible redemption	$0.00	(0.04)	$0.01	$0.23

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Venus Acquisition Corporation	1,450,000	1,450,000	1,450,000	1,380,387
Basic and diluted net income (loss) per share, ordinary shares attributable to Venus Acquisition Corporation	$0.02	$(0.04)	$(0.17)	$(0.80)

See accompanying notes to unaudited condensed consolidated financial statements.

VENUS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30, 2022
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of April 1, 2022	1,450,000	$1,450	$-	$(2,463,704)	$(2,462,254)

Accretion of carrying value to redemption value	-	-		(526,916)	(526,916)
Net loss for the period	-	-	-	(23,603)	(23,603)

Balance as of June 30, 2022	1,450,000	$1,450	$-	$(3,014,223)	$(3,012,773)

	Three months ended June 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of April 1, 2021	1,450,000	$1,450	$-	$(1,246,127)	$(1,244,677)

Net loss for the period	-	-	-	(218,140)	(218,140)

Balance as of June 30, 2021 (As restated)	1,450,000	$1,450	$-	$(1,464,267)	$(1,462,817)

	Six months ended June 30, 2022
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of January 1, 2022	1,450,000	$1,450	$-	$(1,979,400)	$(1,977,950)

Accretion of carrying value to redemption value	-	-		(837,397)	(837,397)
Net loss for the period	-	-	-	(197,426)	(197,426)

Balance as of June 30, 2022	1,450,000	$1,450	$-	$(3,014,223)	$(3,012,773)

	Six months ended June 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of January 1, 2021	1,150,000	$1,150	$23,850	$(128,662)	$(103,662)

Sale of units in initial public offering	4,600,000	4,600	39,955,400	-	39,960,000
Sale of units to the founder in private placement	225,000	225	1,869,775	-	1,870,000
Sales of representative shares	75,000	75	-	-	75
Offering costs	-	-	(2,462,767)	-	(2,462,767)
Initial classification of ordinary shares subject to possible redemption	(4,600,000)	(4,600)	(45,245,194)	-	(45,249,794)
Allocation of offering costs to common stock subject to redemption	-	-	2,422,602	-	2,422,602
Accretion of carrying value to redemption value	-	-	(2,603,666)	(1,029,142)	(3,632,808)
Net loss for the period	-	-	-	(306,463)	(306,463)

Balance as of June 30, 2021 (As restated)	1,450,000	$1,450	$-	$(1,464,267)	$(1,462,817)

See accompanying notes to unaudited condensed consolidated financial statements.

VENUS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30,
	2022	2021 (As restated)
Cash flows from operating activities
Net loss	$(197,426)	$(306,463)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income earned in cash and investments held in trust account	(70,732)	(1,088)
Change in fair value of warrant liabilities	10,000	10,000

Change in operating assets and liabilities:
Increase in prepayments	(13,033)	(67,683)
Decrease in accrued liabilities	(20,000)	(8,914)
Net cash used in operating activities	(291,191)	(374,148)

Cash flows from investing activities
Security deposit	-	3,081
Proceeds deposited in trust account	-	(46,466,500)
Net cash used in investing activities	-	(46,463,419)

Cash flows from financing activities
Proceeds from unit purchase option	-	75
Proceeds from public offering, net of expenses	-	44,875,234
Proceeds from private placements, net of expenses	-	2,250,000
Payment of offering costs	-	(25,830)
Advance from (repayment to) related party	270,000	-
Repayment of promissory note - related party	-	(228,483)
Net cash provided by financing activities	270,000	46,870,996

NET CHANGE IN CASH	(21,191)	33,429

Cash, beginning of period	32,090	239

Cash, end of period	$10,899	$33,668

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Initial classification of ordinary shares subject to possible redemption	$-	$45,249,794
Allocation of offering costs to common stock subject to possible redemption	$-	$2,422,602
Accretion of carrying value to redemption value	$(837,397)	$(3,632,808)
Deferred underwriting fee payable	$-	$1,150,000
Initial recognition of warrant liabilities	$-	$380,000
Proceeds of promissory notes deposited in Trust Account by a founder shareholder	$766,665	$-

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

All activities through June 30, 2022 relate to the Company’s formation, completion of its initial public offering (the “Initial Public Offering”) which occurred on February 11, 2021 and negotiation and consummation of the proposed Business Combination with VIYI. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which proceeds are held in trust.

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

The Company will be seeking approval from its shareholders of the proposed Business Combination and Merger with VIYI. The Company has filed a Preliminary Proxy Statement on Schedule 14A with the SEC regarding the terms and conditions of the proposed Merger with VIYI and other matters. The Preliminary Proxy Statement is under review by the SEC. Assuming SEC finishes the review of the Proxy Statement, of which there can be no assurance, the Company will provide its shareholders with definitive materials to consider in connection with the solicitation for approval of the Merger with VIYI and other matters as described in the Proxy Statement.

On February 11, 2022, March 11, 2022, April 11, 2022, May 11, 2022, June 11, 2022, July 11, 2022 and August 11, 2022, the Company issued an unsecured promissory note, each in an amount of $153,333 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until September 11, 2022. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months (including the proposed Business combination with VIYI), the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $153,333 (approximately $0.033 per Public Share), up to an aggregate of $1,380,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each one month extension. Any funds which may be provided to extend the time frame will be in the form of a loan to us from our sponsor. For the extensions that we have made, the loans are interest free and will not be repaid unless and until we complete a business combination. For the extensions that may be made in the future, the final and definitive terms of the loan in connection with any such loans have not yet been negotiated, but any such loan would be interest free and not repaid unless and until we complete a business combination.

As of the date of these unaudited condensed consolidated financial statements, the Company has extended the period of time to consummate a business combination six times by an additional one month each time (for a total of up to 6 months from the consummation of the Public Offering to complete a business combination). The insiders have received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $153,333 for each of the six extensions since February 2022). Such notes would either be paid upon consummation of its initial business combination, or, at the lender’s discretion, converted upon consummation of its business combination into additional Private Units at a price of $10.00 per unit.

On each of February 11, 2022, March 11, 2022, April 11, 2022, May 11, 2022, June 11, 2022, July 11, 2022 and August 11, 2022, the Company issued an unsecured promissory note in an amount of $153,333 to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until September 11, 2022. Company has two more times to extend the amount of available time to complete a business combination until October 11, 2022. As of June 30, 2022 and December 31, 2021, the note payable balance of $766,665 and $0, respectively.

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

Liquidity and going concern

The Company initially had 12 months from the consummation of this offering to consummate the initial business combination. If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination nine times (for a total of up to 21 months from the consummation of the Public Offering to complete a business combination). As of the date of this report, the Company has extended six times by an additional one month each time (for a total of up to 18 months from the consummation of the Public Offering to complete a business combination), and so it now has until September 11, 2022 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Wilmington Trust, National Association, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $0.033 per public share, on or prior to the date of the applicable deadline. The insiders have received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $153,333 for each of the extensions since February 2022) that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. If the Company is unable to consummate the Company’s initial business combination by September 11, 2022 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a business combination is not consummated by September 11, 2022 (unless further extended). These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the unaudited condensed consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 25, 2022.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account are held in cash and US Treasury securities. Investment securities in the Company’s Trust Account consisted of $47,306,580 and $46,469,183 in United States Treasury Bills.

The Company classified investments that are directly invested in U.S. Treasuries as available for sales and money market funds are classified in accordance with the trading method. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the unaudited condensed consolidated statements of operations.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of June 30, 2022 and December 31, 2021, the Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control. 4,600,000 and 4,600,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2022 the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,412,500 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the statement of operations is based on the following:

	Six Months Ended June 30,
	2022	2021
		(As restated)
Net loss	$(197,426)	$(306,463)
Accretion of carrying value to redemption value	(837,397)	(3,632,808)
Net loss	$(1,034,823)	$(3,939,271)

	Three Months Ended June 30,
	2022	2021
		(As restated)
Net loss	$(23,603)	$(218,140)
Accretion of carrying value to redemption value	(526,916)	-
Net loss	$(550,519)	$(218,140)

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net (loss) income per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(786,808)	$(248,015)	$(2,832,465)	$(1,106,806)
Accretion of carrying value to redemption value	837,397	-	3,632,808	-
Allocation of net income (loss)	50,589	(248,015)	800,343	(1,106,806)

Denominators:
Weighted-average shares outstanding	4,600,000	1,450,000	3,532,597	1,380,387
Basic and diluted net income (loss) per share	$0.01	$(0.17)	$0.23	$(0.80)

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(448,576)	$(131,943)	$(165,859)	$(52,281)
Accretion of carrying value to redemption value	526,916	-	-	-
Allocation of net income (loss)	108,340	(131,943)	(165,859)	(52,281)

Denominators:
Weighted-average shares outstanding	4,600,000	1,450,000	4,600,000	1,450,000
Basic and diluted net income (loss) per share	$0.02	$(0.09)	$(0.04)	$(0.04)

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of June 30, 2022, investment securities in the Company’s Trust Account consisted of $47,306,580 in United States Treasury Bills and $0 in cash. As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $46,469,183 in United States Treasury Bills and $0 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying June 30, 2022 unaudited condensed consolidated balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on June 30, 2022 and December 31, 2021 are as follows:

	Carrying Value as of June 30, 2022	Gross Unrealized Holding loss	Fair Value as of June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)

Available-for-sale marketable securities
U.S. Treasury Securities	$47,306,580	$-	$47,306,580

	Carrying Value as of December 31, 2021	Gross Unrealized Holding loss	Fair Value as of December 31, 2021

Available-for-sale marketable securities
U.S. Treasury Securities	$46,469,183	$-	$46,469,183

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Founder Shares

In May 2018, the Company issued one ordinary share to the Sponsor for no consideration. On August 21, 2019, the Company cancelled the one share for no consideration and the Sponsor purchased 1,150,000 ordinary shares for an aggregate price of $25,000. The 1,150,000 founder shares were for purposes hereof referred to as the “Founder Shares”.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, the loan balance was $643,421 and $373,421, respectively.

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

On February 11, 2022, March 11, 2022, April 11, 2022, May 11, 2022, June 11, 2022, July 11, 2022 and August 11, 2022, the Company issued an unsecured promissory note, each in an amount of $153,333 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until September 11, 2022. The Notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the Notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of June 30, 2022 and December 31, 2021, $766,665 and $0 were outstanding, respectively.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Ordinary Shares — The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At June 30, 2022, there were 1,450,000 ordinary shares issued and outstanding, excluding 4,600,000 ordinary shares subject to possible redemption.

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

The Company may redeem the outstanding warrants, in whole and not in part, at a price of $0.01 per warrant:

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$47,306,580	$47,306,580	$-	$-

Liabilities:
Warrant liabilities	$420,000	$-	$-	$420,000

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,469,183	$46,469,183	$-	$-

Liabilities:
Warrant liabilities	$410,000	$-	$-	$410,000

*	included in cash and investments held in trust account on the Company’s unaudited condensed consolidated balance sheet.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	June 30, 2022	December 31, 2021	February 11, 2021 (Initial measurement)
Input
Share price	$10.22	$10.08	$10.00
Risk-free interest rate	3.00%	1.26%	0.46%
Volatility	44%	44.26%	44%
Exercise price	11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

As of June 30, 2022, the aggregate value of the Private Warrants was $0.42 million. The change in fair value from December 31, 2021 to June 30, 2022 was approximately $10,000.

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

Leases

The Company terminated into short-term agreements for temporary office space. For the six months ended June 30, 2022 and 2021, the Company incurred rent expense of $901 and $6,109, respectively.

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

In addition, on January 24, 2022, the Company entered into a second amendment to the Merger Agreement with VIYI and WiMi. The purposes of the amendment were to:

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

On August 2, 2022, the Company entered into a third amendment to the Merger Agreement with VIYI and WiMi. The purposes of the amendment were to:

1. extend the outside termination date of the proposed merger to November 11, 2022;

2. include as a closing condition the requirement that the requisite vote of the shareholders of VIYI has been obtained;

3. include the requirement of the audited financial statement of VIYI for the year ended 2021 and reviewed financial statement of VIYI for the periods ended June 30, 2022 and March 31, 2022; and

4. make conforming changes to reflect that Purchaser will file a proxy statement with the Securities and Exchange Commission following the execution of the Amendment relating to the approval of the Purchaser’s shareholders of the Merger and the transactions contemplated by the Merger Agreement.

Consummation of the transactions contemplated by the Merger Agreement are subject to customary conditions of the respective parties, including the approval of the Merger Agreement by the Company’s shareholders, and minimum net tangible assets immediately after the closing. Other than as specifically discussed, this report does not assume the closing of the business combination with VIYI.

On August 10, 2022, the Company entered into a fourth amendment to the Merger Agreement with VIYI and WiMi. The purposes of the amendment were to the requirement of VIYI’s for delivering to Company the quarterly reviewed financial statements for the period ended June 30, 2022 from a representation and warranty to a covenant with such financial statements to be delivered not later than September 15, 2022, and to make certain other conforming changes regarding the current status.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022, up through August 15, 2022 when the Company issued the unaudited condensed consolidated financial statements.

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

For the three and six months ended June 30, 2022, we had a net loss of $23,603 and $197,426, respectively, which was comprised of general and administrative expenses, interest income and change in fair value of warrant liabilities. For the three and six months ended June 30, 2021, we had a net loss of $34,189, and $336,463, respectively, which was comprised of formation, general and administrative expenses, interest income and change in fair value of warrant liabilities.

Liquidity and Capital Resources

As of June 30, 2022, we had a working capital deficit of $1,442,995 and cash of $10,899. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

For the six months ended June 30, 2022, cash used in operating activities was $291,191, consisting primarily of a net loss of $197,426 and change in fair value of warrant liabilities of $10,000. Changes in our operating assets and liabilities used cash of $33,033.

For the six months ended June 30, 2021, cash used in operating activities was $374,148, consisting primarily of a net loss of $306,463 and change in fair value of warrant liabilities of $10,000. Changes in our operating assets and liabilities used cash of $76,597.

At June 30, 2022, we had cash of $10,899 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On February 10, 2022, we issued a promissory note of $650,000 to our Sponsor for our Sponsor to provide any additional working capital loan to the Company on an as-needed basis towards the consummation of a Business Combination. Outstanding working capital loans, if any, under this promissory note will be paid off by applying the proceeds from the Trust Account after the redemption upon the closing of the Business Combination. As of June 30, 2022, we have a balance of $643,421 loan from our sponsor.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of June 30, 2022, 4,600,000 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, solely due to the events that led to the Company’s restatement of its consolidated financial statements to reclassify the Company’s Public Warrants, as well as the restatement for the temporary equity subject to possible redemption, as described in the Explanatory Note to this Annual Report, our disclosure controls and procedures were not effective.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on the Form 10-K for the fiscal year ended December 31, 2021 under Forward-Looking Statements and Item 1A – Risk Factors, filed with the SEC on March 25, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales or issuances of equity occurred during the quarter ended June 30, 2022

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

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

VENUS ACQUISITION CORPORATION

Date: August 15, 2022	By:	/s/ Yanming Liu
	Name:	Yanming Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ River Chi
	Name:	River Chi
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)