Form 10-Q
period 2022-09-30
Venus Acquisition Corp
filed 2022-11-21
CIK 1800392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

(212) 786-7429
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.001 per share	VENA	The Nasdaq Stock Market, LLC
Warrants to receive one (1) Ordinary Share	VENAW	The Nasdaq Stock Market, LLC
Rights to receive one tenth (1/10) of an Ordinary Share	VENAR	The Nasdaq Stock Market, LLC
Units, each consisting of one Ordinary Share, one Warrant, and one Right	VENAU	The Nasdaq Stock Market, LLC

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of November 21, 2022, there were 6,050,000 ordinary shares outstanding of the Registrant (assuming all of the units issued in our initial public offering completed on February 11, 2021 were split on such date).

VENUS ACQUISITION CORPORATION.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VENUS ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash	$18,238	$32,090
Prepayments	14,875	16,717
Total current assets	33,113	48,807

Security deposit	222	222
Cash and investments held in trust account	48,134,908	46,469,183

TOTAL ASSETS	$48,168,243	$46,518,212

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other payable	$76,058	$93,558
Advances from related party	733,421	373,421
Notes payable – related party	1,379,997	-
Total current liabilities	2,189,476	466,979

Warrant liabilities	10,000	410,000
Deferred underwriting compensation	1,150,000	1,150,000

TOTAL LIABILITIES	3,349,476	2,026,979

Commitments and contingencies
Ordinary shares, subject to possible redemption, 4,600,000 shares at $10.46 and $10.10 per share	48,134,908	46,469,183

Shareholders’ deficit
Preferred shares, $0.001 par value; 1,000,000 shares authorized; no share issued	-	-
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,450,000 shares issued and outstanding (excluding 4,600,000 shares subject to possible redemption)	1,450	1,450
Accumulated other comprehensive income	91,646	-
Accumulated deficit	(3,409,237)	(1,979,400)
Total shareholders’ deficit	(3,316,141)	(1,977,950)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$48,168,243	$46,518,212

See accompanying notes to unaudited condensed consolidated financial statements.

VENUS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMRPREHENSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Formation, general and administrative expenses	$(100,064)	$(334,341)	$(358,222)	$(631,892)

Total operating expenses	(100,064)	(334,341)	(358,222)	(631,892)

Other income (expense):
Interest income	123,378	714	194,110	1,802
Change in fair value of warrant liabilities	410,000	-	400,000	(10,000)
Total other income (expense), net	533,378	714	594,110	(8,198)

Income (loss) before income taxes	433,314	(333,627)	235,888	(640,090)

Income taxes	-	-	-	-

NET INCOME (LOSS)	433,314	(333,627)	235,888	(640,090)

Other comprehensive income:
Change in unrealized gain on available for sale securities	91,646	-	91,646	-

COMPREHENSIVE INCOME (LOSS)	$524,960	$(333,627)	$327,534	$(640,090)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	4,600,000	4,600,000	4,600,000	3,892,308
Basic and diluted net income (loss) per share, ordinary shares subject to possible redemption	$0.11	(0.06)	$0.13	$0.13

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Venus Acquisition Corporation	1,450,000	1,450,000	1,450,000	1,403,846
Basic and diluted net loss per share, ordinary shares attributable to Venus Acquisition Corporation	$(0.07)	$(0.06)	$(0.24)	$(0.81)

See accompanying notes to unaudited condensed consolidated financial statements.

VENUS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30, 2022
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	capital	income	deficit	deficit
Balance as of July 1, 2022	1,450,000	$1,450	$-	$-	$(3,014,223)	$(3,012,773)

Accretion of carrying value to redemption value	-	-	-	-	(828,328)	(828,328)
Change in unrealized gain on available for sale securities	-	-	-	91,646	-	91,646
Net income for the period	-	-	-	-	433,314	433,314

Balance as of September 30, 2022	1,450,000	$1,450	$-	$91,646	$(3,409,237)	$(3,316,141)

	Three months ended September 30, 2021
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	capital	income	deficit	deficit
Balance as of July 1, 2021 (revised)	1,450,000	$1,450	$-	$-	$(1,464,267)	$(1,462,817)

Net loss for the period	-	-	-	-	(333,627)	(333,627)

Balance as of September 30, 2021	1,450,000	$1,450	$-	$-	$(1,797,894)	$(1,796,444)

	Nine months ended September 30, 2022
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	capital	income	deficit	deficit
Balance as of January 1, 2022	1,450,000	$1,450	$-	$-	$(1,979,400)	$(1,977,950)

Accretion of carrying value to redemption value	-	-	-	-	(1,665,725)	(1,665,725)
Change in unrealized gain on available for sale securities	-	-	-	91,646	-	91,646
Net income for the period	-	-	-	-	235,888	235,888

Balance as of September 30, 2022	1,450,000	$1,450	$-	$91,646	$(3,409,237)	$(3,316,141)

	Nine months ended September 30, 2021
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	capital	income	deficit	deficit
Balance as of January 1, 2021	1,150,000	$1,150	$23,850	$-	$(128,662)	$(103,662)

Sale of units in initial public offering	4,600,000	4,600	43,532,633	-	-	43,537,233
Fair value of underwriter’s unit purchase option	75,000	75	-	-	-	75
Sale of units to the founder in private placement	225,000	225	1,869,775	-	-	1,870,000
Initial classification of ordinary shares subject to possible redemption	(4,600,000)	(4,600)	(45,245,194)	-	-	(45,249,794)
Allocation of offering costs to common stock subject to redemption	-	-	2,422,602	-	-	2,422,602
Accretion of carrying value to redemption value	-	-	(2,603,666)	-	(1,029,142)	(3,632,808)
Net loss for the period	-	-	-	-	(640,090)	(640,090)

Balance as of September 30, 2021	1,450,000	$1,450	$-	$-	$(1,797,894)	$(1,796,444)

See accompanying notes to unaudited condensed consolidated financial statements.

VENUS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$235,888	$(640,090)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income earned in cash and investments held in trust account	(194,110)	(1,802)
Change in fair value of warrant liabilities	(400,000)	10,000

Change in operating assets and liabilities:
Decrease (increase) in prepayments	1,870	(38,786)
Increase (decrease) in accrued liabilities	(17,500)	36,086

Net cash used in operating activities	(373,852)	(634,592)

Cash flows from investing activities
Proceeds deposited in trust account	(1,379,997)	(46,466,500)

Net cash used in investing activities	(1,379,997)	(46,466,500)

Cash flows from financing activities
Proceeds from sale of representative share	-	75
Proceeds from public offering, net of expenses	-	44,875,234
Proceeds from private placements to related party	-	2,250,000
Advance from related party	360,000	206,670
Proceeds from promissory note – related party	1,379,997	-
Repayment of promissory note - related party	-	(228,483)

Net cash provided by financing activities	1,739,997	47,103,496

NET CHANGE IN CASH	(13,852)	2,404

Cash, beginning of period	32,090	239

Cash, end of period	$18,238	$2,643

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$-	$45,249,794
Allocation of offering costs to common stock subject to possible redemption	$-	$2,422,602
Accretion of carrying value to redemption value	$(1,665,725)	$(3,602,808)
Deferred underwriting fee payable	$-	$1,150,000
Initial recognition of warrant liabilities	$-	$380,000

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

All activities through September 30, 2022 relate to the Company’s formation, completion of its initial public offering (the “Initial Public Offering”) which occurred on February 11, 2021 and negotiation and consummation of the proposed Business Combination with VIYI. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which proceeds are held in trust.

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

The Company will be seeking approval from its shareholders of the proposed Business Combination and Merger with VIYI. The Company has filed a Preliminary Proxy Statement on Schedule 14A with the SEC regarding the terms and conditions of the proposed Merger with VIYI and other matters. The Preliminary Proxy Statement was completed review by the SEC, and the Company will provide its shareholders with definitive materials to consider in connection with the solicitation for approval of the Merger with VIYI and other matters as described in the Proxy Statement.

On February 11, 2022, March 11, 2022, April 11, 2022, May 11, 2022, June 11, 2022, July 11, 2022, August 11, 2022, September 11, 2022 and October 11, 2022, the Company issued an unsecured promissory note, each in an amount of $153,333 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination. On November 10, the Company issued an unsecured promissory note in the amount of $500,000 to Joyous JD Limited and Joyous JD deposited extension fee to the trust account to extend the available time to complete the business combination to December 11, 2022. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months (including the proposed Business combination with VIYI), the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 months to complete a Business Combination (the “Combination Period”). On November 10, 2022, an extraordinary shareholder meeting was held and the proposal to extend the time to consummate a Business Combination of the Company to December 11, 2022 was approved by shareholders. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $153,333 (approximately $0.033 per Public Share), on or prior to the date of the applicable deadline, for each one month extension. Any funds which may be provided to extend the time frame will be in the form of a loan to us from our sponsor. For the extensions that we have made, the loans are interest free and will not be repaid unless and until we complete a business combination. For the extensions that may be made in the future, the final and definitive terms of the loan in connection with any such loans have not yet been negotiated, but any such loan would be interest free and not repaid unless and until we complete a business combination.

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

On each of February 11, 2022, March 11, 2022, April 11, 2022, May 11, 2022, June 11, 2022, July 11, 2022, August 11, 2022, September 11, 2022, October 11, 2022 and November 11, 2022, the Company issued an unsecured promissory note in an amount of $153,333 to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until December 11, 2022. As of September 30, 2022 and December 31, 2021, the note payable balance of $1,379,997 and $0, respectively.

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

Liquidity and going concern

The Company initially had 12 months from the consummation of this offering to consummate the initial business combination. If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination nine times (for a total of up to 21 months from the consummation of the Public Offering to complete a business combination). As of the date of this report, the Company has extended six times by an additional one month each time (for a total of up to 18 months from the consummation of the Public Offering to complete a business combination), and so it now has until December 11, 2022 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Wilmington Trust, National Association, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $0.033 per public share, on or prior to the date of the applicable deadline. The insiders have received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $153,333 for each of the extensions since February 2022) that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. If the Company is unable to consummate the Company’s initial business combination by December 11, 2022 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a business combination is not consummated by December 11, 2022 (unless further extended). These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the unaudited condensed consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 25, 2022.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Cash and Investments Held in Trust Account

The assets held in the Trust Account are held in cash and US Treasury securities. As of September 30, 2022 and December 31, 2021, investment securities in the Company’s Trust Account consisted of $48,134,908 and $46,469,183 in United States Treasury Bills, respectively.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of September 30, 2022 and December 31, 2021, the Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control. 4,600,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2022 the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,412,500 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the statement of operations is based on the following:

	Nine Months Ended September 30,
	2022	2021
Net income (loss)	$235,888	$(640,090)
Accretion of carrying value to redemption value	(1,665,725)	(3,632,808)
Net loss	$(1,429,837)	$(4,272,898)

	Three Months Ended September 30,
	2022	2021
Net income (loss)	$433,314	$(333,627)
Accretion of carrying value to redemption value	(828,328)	-
Net loss	$(395,014)	$(333,627)

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,087,149)	$(342,688)	$(3,140,285)	$(1,132,613)
Accretion of carrying value to redemption value	1,665,725	-	3,632,808	-
Allocation of net income (loss)	578,576	(342,688)	492,523	(1,132,613)

Denominators:
Weighted-average shares outstanding	4,600,000	1,450,000	3,892,308	1,403,846
Basic and diluted net income (loss) per share	$0.13	$(0.24)	$0.13	$(0.81)

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(300,341)	$(94,673)	$(253,667)	$(79,960)
Accretion of carrying value to redemption value	828,328	-	-	-
Allocation of net income (loss)	527,987	(94,673)	(253,667)	(79,960)

Denominators:
Weighted-average shares outstanding	4,600,000	1,450,000	4,600,000	1,450,000
Basic and diluted net income (loss) per share	$0.11	$(0.07)	$(0.06)	$(0.06)

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU No. 2020-06 upon its incorporation. The impact to the balance sheet, statement of operations and cash flows was not material.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 – CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2022, investment securities in the Company’s Trust Account consisted of $48,134,908 in United States Treasury Bills and $0 in cash. As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $46,469,183 in United States Treasury Bills and $0 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying September 30, 2022 unaudited condensed consolidated balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on September 30, 2022 and December 31, 2021 are as follows:

	Carrying Value as of September 30, 2022	Gross Unrealized Holding loss	Fair Value as of September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)
Available-for-sale marketable securities
U.S. Treasury Securities	$48,043,262	$91,646	$48,134,908

	Carrying Value as of December 31, 2021	Gross Unrealized Holding loss	Fair Value as of December 31, 2021
Available-for-sale marketable securities
U.S. Treasury Securities	$46,469,183	$-	$46,469,183

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, the loan balance was $733,421 and $373,421, respectively.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $153,333 (approximately $0.033 per Public Share), on or prior to the date of the applicable deadline, for each one month extension. Any such payments would be made in the form of a loan. The principal of the promissory note may be drawn down from time to time prior to the earlier of December 31, 2022 or the date of consummates the Business Combination. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

On February 11, 2022, March 11, 2022, April 11, 2022, May 11, 2022, June 11, 2022, July 11, 2022, August 11, 2022, September 11, 2022, October 11, 2022 and November 11, 2022, the Company issued an unsecured promissory note, each in an amount of $153,333 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until December 11, 2022. The Notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the Notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of September 30, 2022 and December 31, 2021, $1,379,997 and $0 were outstanding, respectively.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Ordinary Shares — The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At September 30, 2022, there were 1,450,000 ordinary shares issued and outstanding, excluding 4,600,000 ordinary shares subject to possible redemption.

Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of January 1, 2022	$-
Other comprehensive income before reclassifications	91,646
Amounts reclassified from AOCI into interest income	-
Balance as of September 30, 2022	$91,646

Available-for-sale securities
Balance as of January 1, 2021	$-
Other comprehensive income before reclassifications	-
Amounts reclassified from AOCI into interest income	-
Balance as of September 30, 2021	$-

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,134,908	$48,134,908	$-	$-

Liabilities:
Warrant liabilities	$10,000	$-	$-	$10,000

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,469,183	$46,469,183	$-	$-

Liabilities:
Warrant liabilities	$410,000	$-	$-	$410,000

*	included in cash and investments held in trust account on the Company’s unaudited condensed consolidated balance sheet.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	September 30, 2022	December 31, 2021	February 11, 2021 (Initial measurement)
Input
Share price	$10.35	$10.08	$10.00
Risk-free interest rate	1.58%	1.26%	0.46%
Volatility	1.30%	44.26%	44%
Exercise price	11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

As of September 30, 2022, the aggregate value of the Private Warrants was $0.01 million. The change in fair value from December 31, 2021 to September 30, 2022 was approximately $400,000.

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

Leases

The Company terminated into short-term agreements for temporary office space. For the nine months ended September 30, 2022 and 2021, the Company incurred rent expense of $1,130 and $6,109, respectively.

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

In addition, on January 24, 2022, the Company entered into a first amendment to the Merger Agreement with VIYI and WiMi. The purposes of the amendment were to:

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

On August 2, 2022, the Company entered into a second amendment to the Merger Agreement with VIYI and WiMi. The purposes of the amendment were to:

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

On August 3, 2022, the Company entered into a third amendment to the Merger Agreement with VIYI and WiMi. The purposes of the amendment were to remove the approval of issuance by the Company of an aggregate of up to 1,485,149 Venus ordinary shares which may be issued to the backstop investor pursuant to the backstop agreement.

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

NOTE 10 – SUBSEQUENT EVENTS

As of October 19, 2022, the end of the redemption period for the shares of the Company Common Stock issued as part of the units in the Company’s initial public offering consummated on February 11, 2021, an aggregate of 4,522,704 shares of the Company ordinary shares were tendered for redemption in connection with the Extraordinary General Meeting. After the share redemption, there are 77,296 ordinary shares subject to possible redemption.

On November 10, 2022, the Company issued an unsecured promissory note, in an amount of $500,000 to Joyous JD Limited, pursuant to which an amount of $153,333 had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until December 11, 2022.

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

For the three and nine months ended September 30, 2022, we had a net income of $433,314 and $235,888, respectively, which was comprised of general and administrative expenses, interest income and change in fair value of warrant liabilities. For the three and nine months ended September 30, 2022, we had change in unrealized gain on available for sale securities of $91,646. For the three and nine months ended September 30, 2021, we had a net loss of $333,627, and $640,090, respectively, which was comprised of formation, general and administrative expenses, interest income and change in fair value of warrant liabilities. For the three and nine months ended September 30, 2021, we did not have any change in unrealized gain on available for sale securities.

Liquidity and Going Concern

As of September 30, 2022, we had a working capital deficit of $2,156,363 and cash of $18,238. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

For the nine months ended September 30, 2022, cash used in operating activities was $373,852, consisting primarily of a net income of $235,888, interest income earned in cash and investments held in trust account of $194,110 and change in fair value of warrant liabilities of $400,000. Changes in our operating assets and liabilities used cash of $15,630.

For the nine months ended September 30, 2021, cash used in operating activities was $634,592, consisting primarily of a net loss of $640,090, interest income earned in cash and investments held in trust account of $1,802 and change in fair value of warrant liabilities of $10,000. Changes in our operating assets and liabilities used cash of $2,700.

At September 30, 2022, we had cash of $18,238 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On October 24, 2022, we issued a promissory note, up to $1,500,000 to our Sponsor for our Sponsor to provide any additional working capital loan to the Company on an as-needed basis towards the consummation of a Business Combination. Outstanding working capital loans, if any, under this promissory note will be paid off by applying the proceeds from the Trust Account after the redemption upon the closing of the Business Combination. As of September 30, 2022, we have a balance of $733,421 loan from our sponsor.

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

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed consolidated financial statements if a Business Combination is not consummated by November 11, 2022. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of September 30, 2022, 4,600,000 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheet. As of October 19, 2022, the end of the redemption period for the shares of the Company Common Stock issued as part of the units in the Company’s initial public offering consummated on February 11, 2021, an aggregate of 4,522,704 shares of the Company ordinary shares were tendered for redemption in connection with the Extraordinary General Meeting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, solely due to the events that led to the Company’s restatement of its consolidated financial statements to reclassify the Company’s Public Warrants, as well as the restatement for the temporary equity subject to possible redemption, as described in the Explanatory Note to this Annual Report, our disclosure controls and procedures were not effective.

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

Item 1. Legal Proceedings

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

No unregistered sales or issuances of equity occurred during the quarter ended September 30, 2022

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

VENUS ACQUISITION CORPORATION

Date: November 21, 2022	By:	/s/ Yanming Liu
	Name:	Yanming Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2022	By:	/s/ River Chi
	Name:	River Chi
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)