Form 10-K
period 2022-12-31
MicroAlgo Inc.
filed 2023-03-29
CIK 1800392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-40024

MicroAlgo Inc.

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 507, Building C, Taoyuan Street, Long Jing High and New Technology Jingu Pioneer Park, Nanshan District, Shenzhen, People’s Republic of China	518052
(Address of principal executive offices)	(Zip Code)

+(86)0755-88600589
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary share, $0.001 par value	MLGO	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: NONE

Ordinary share, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes   ☐ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $10.22 for shares of the Registrant’s ordinary share on the Nasdaq Capital Market on June 30, 2022, the last business day of its most recently completed second fiscal quarter, was $47.01 million. Shares of ordinary share beneficially owned by each executive officer, director, and holder of more than 10% of our ordinary share have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of the date of this report, the Company had 43,856,706 shares of ordinary share issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements reflect, among other things, our business plans and strategy, market trends, beliefs regarding our competitive strengths, current expectations, future capital expenditures, and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such, including statements regarding future financial and operational results, our business strategy, the future impact of macroeconomic trends, such as inflation and increased interest rates, and the ongoing COVID-19 pandemic on our business, financial results, and financial condition, benefits of acquisitions, and planned capital expenditures. Without limiting the foregoing, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “should,” “would,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

As used in this report, the terms “MicroAlgo Inc.,” “Company,” “we,” “us,” and “our” mean MicroAlgo Inc. and its subsidiaries unless the context indicates otherwise.

Summary of Principal Risk Factors

Our business operations are subject to numerous risks and uncertainties, including the risks described in the section titled “Risk Factors” included under Part I, Item 1A of this Annual Report, which could cause our business, financial condition or operating results to be harmed, including risks regarding the following：

●	expectations regarding our strategies and future financial performance, including our future business plans or objectives, prospective performance and opportunities and competitors, revenues, customer acquisition and retention, products and services, pricing, marketing plans, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives and pursue acquisition opportunities;

●	the ability to list our securities on the Nasdaq Capital Market;

●	limited liquidity and trading of our securities;

●	geopolitical risk and changes in applicable laws or regulations;

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors;

●	operational risks;

●	legal and other changes or actions by the PRC government to exert more oversight and control over offerings that are conducted overseas and / or foreign investment in China-based issuers which may significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless;

●	litigation and regulatory enforcement risks, which may result in the diversion of management time and attention and the additional costs and demands on our resources;

ii

●	fluctuations in exchange rates between the foreign currencies in which we typically do business and the United States dollar;

●	We may be materially and adversely affected by the complexity, uncertainties and changes in PRC regulation of the Internet industry and companies.

●	Our business generates and processes a large amount of data, and we are required to comply with PRC laws and regulations relating to cyber security. These laws and regulations could create unexpected costs, subject us to enforcement actions for compliance failures, or restrict portions of our business or cause us to change its data practices or business model.

●	Sudden or unexpected changes with little advance notice in China’s economic, political, or social conditions or government policies could have a material adverse effect on our business and operations.

●	The PRC government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operation and/or the value of our ordinary shares.

●	Any actions by the PRC government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if we are required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors.

●	You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China against us or our management named in the report based on foreign laws. It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

iii

PART I

Item 1. Business.

Unless the context indicates otherwise, references in this Annual Report to the “Company,” “MicroAlgo,” “we,” “us,” “our” and similar terms refer to MicroAlgo Inc. and its consolidated subsidiaries. References to “Venus” refer to the predecessor company prior to the consummation of the Business Combination.

Background and Business Combination

MicroAlgo Inc. (“MicroAlgo” or the “Company”) (f/k/a Venus Acquisition Corporation (“Venus”)), a Cayman Islands exempted company, entered into the Business Combination and Merger Agreement dated June 10, 2021 (as amended on January 24, 2022, August 2, 2022, August 3, 2022 and August 10, 2022, the “Merger Agreement”), by and among WiMi Hologram Cloud Inc. (“WiMi” or the “Majority Shareholder”), Venus, Venus Merger Sub Corporation (“Venus Merger Sub”), a Cayman Islands exempted company incorporated for the purpose of effectuating the Business Combination (as defined herein), and VIYI Algorithm Inc. (“VIYI”), a Cayman Islands exempted company.

Pursuant to the terms of the Merger Agreement, the Company effected a business combination with VIYI through the merger of Merger Sub with and into VIYI, with VIYI surviving as the surviving company and as our wholly-owned subsidiary. In connection with the closing of the Business Combination, the Company changed its name to MicroAlgo Inc.

Mission

Our mission is to transform the digital economy by making the way our customers do business more efficiently.

Overview

We are dedicated to the development and application of bespoke central processing algorithms. We provide comprehensive solutions to customers by integrating central processing algorithms with software or hardware, or both, thereby helping them increase the number of customers, improve end-user satisfaction, achieve direct cost savings, reduce power consumption, and achieve technical goals. The range of our services include algorithm optimization, accelerating computing power without the need for hardware upgrades, lightweight data processing, and data intelligence services. Our ability to efficiently deliver software and hardware optimization to customers through bespoke central processing algorithms serves as a driving force for our long-term development.

Central processing algorithms refer to a range of computing algorithms, including analytical algorithms, recommendation algorithms, and acceleration algorithms. The businesses engaged in internet advertisement, game development, intelligent chip design, finance, retail, and logistics depend on the ability to efficiently process and analyze data with optimized computing software and hardware capable of handling the data workload. Bespoke central processing algorithms suitable to each customer’s distinct needs help them achieve this purpose.

In the mid-to-long term, we will continue to adhere to our strategic mindset. By improving upon each iteration of our one-stop intelligent data management solutions made possible by our proprietary central processing algorithm services, we can help customers to enhance their service efficiency and make model innovations in business, and actively enhance the industry value of the central processing algorithm services in the general field of data intelligent processing industry.

Our Organization

Our corporate structure as of December 31, 2022 is set forth below:

MicroAlgo Inc.
(Cayman Company)
100%
VIYI Algorithm Inc.
(Cayman Company)
100%
FE-DA ELECTRONICS COMPANY PRIVATE LIMITED
(SG Company)
100%
Wisdom Lab Inc.
(Cayman Company)
100%
Excel Crest Limited
(HK Company)
100%
VIYI Technology Limited
(HK Company)
Offshore
ViZe Technology Limited
(HK Company)
55%
55%
Viwo Technology Limited
(HK Company)
Onshore
100%
Shenzhen ViZetong Technology Co., Ltd.
100%
Shenzhen Weiyixin Technology Co., Ltd
(WFOE)
100%
Shenzhen Viwotong Technology Co., Ltd.
100%
Shenzhen Yitian Internet Technology Co., Ltd
100%
Weidong Technology Co., Ltd.
58%
Shanghai Weimu Technology Co., Ltd.
100%
Guangzhou Tapuyu Internet Technology Co., Ltd.
100%
Guangzhou Bimai Network Technology Co., Ltd
100%
Shenzhen Qianhai Wangxin Technology Co., Ltd.
100%
Shenzhen Yiyou Online Technology Co., Ltd.
1%
99%
Shanghai Guoyu Information Technology Co., Ltd.
100%
Wuhan 233 Interactive Entertainment Technology Co., Ltd
100%
Kashi Guoyu Information Technology Co., Ltd.
100%
Korgas Weidong Technology Co., Ltd
100%
Korgas 233 Technology Co., Ltd.

Competitive Strengths

We stand out as compared with our competitors in the following ways:

Leading bespoke central processing algorithm service provider in China enjoying first-mover advantages and rapid revenue growth

We are China’s leading central processing service provider and one of the earliest service providers to enter this field. In recent years, our business has grown rapidly and the growth rate of revenue has been increasing.

Customized central processing algorithm solutions in a diverse range of scenarios, serving customers in a diverse and growing range of industry verticals

Our diverse range of customers from multiple industries is evidence that our central processing algorithm technology is highly versatile, which allows us to ensure a constant stream of revenue from various sources. We primarily provide central processing algorithm solutions to enterprise customers in three industry verticals: internet advertisement, gaming, and intelligent chips, which translate to a range of customers including advertisement integration agencies, game developers and distributors, electronics manufacturers, internet information infrastructure service providers, and intelligent chip designers and integrators. Having the capability to service customers from a range of industries works to our advantage because we can derive business from multiple industry sources to ensure a stream of revenue even when one industry faces downturns.

Generally, the central processing algorithm services of our achieves computing power acceleration, digital lightweight processing, and intelligent data management and processing. These improvements help our customers grow and enhance their businesses’ operational quality and overall efficiency. Currently, our central processing algorithm solutions have the following applications to our existing core customers:

●	For customers in the internet advertisement industry, our proprietary central processing algorithms allow them to effectively optimize advertisement content, match internet traffic, and deliver targeted advertisements to increase conversion rate;

●	For customers in the gaming industry, we provide a platform for distributing games augmented by cloud-based software and hardware optimization and acceleration, dynamic games marketing based on gamer preference, and lightweight data processing solutions to increase our customers’ revenue;

●	For customers in the intelligent chip industry, we provide value-added data processing solutions and optimized hardware for more efficient data services, promoting our customers’ efficiency in developing new technologies.

For more information on how we provide services to our customers, please see “Business—Our Business Model.”

In addition, due to the versatility of our central processing algorithm solutions and our proven commitment to research and development, we are well-positioned to continue growing our customer base to reach customers from a broader range of industries that are reforming the way they do business as a result of the rapidly developing information technology, prevalence of smartphones and 5G connectivity, AI, big data, IoT and cloud computing. The industry verticals such as government, finance, healthcare, manufacturing, education, and cultural media demand better data processing and management capabilities from an internet advertisement perspective. We believe that our highly versatile central processing algorithm solutions will be ideally suited to meet those demands. For more information on our expansion plans, please also see “Business—Our Strategies—We plan to expand our central processing algorithm solutions to cover more applications and different industries.”

Long-term and stable strategic cooperation relationships

We enjoy stable and long-term strategic alliances with many of our customers in the internet advertisement, gaming, and intelligent chip design and development. Our customers are internet advertising integration agencies, online game developers and distributors, electronics manufacturers, and internet information infrastructure service providers who have entered into a master agreement with us and used our services according to such agreement during the relevant contact period. Our customers typically enter into a master agreement with us for a fixed term, which means we are constantly communicating with our customers to help them explore needs or applications which may be optimized. Once that need is identified, our customers send in a separate request for service engagements or products, or both. Our involvement in our customers’ process of identifying needs means they count on us as trusted advisors to introduce them to industry trends and our latest technological developments. This close collaboration creates a synergistic effect between us and our customers, which results in high customer loyalty.

Market leader in cutting edge technology protected by intellectual property rights

We are the market leader in terms of the quantity of intellectual property. As of December 31, 2022, we own 548 proprietary intellectual property rights, which include 400 copyrights of which 396 are software copyrights, 83 patents, 27 registered trademarks, 20 exclusive rights for the layout design of integrated circuit, and 18 domain names. The large quantity of intellectual property at our disposal as compared to our competitors exemplifies our commitment to research and development and long-term development.

We leverage our fixation on staying in the forefront of technological development to help customers explore solutions and needs that are yet to be identified. We then provide proprietary central processing algorithm solutions to meet those needs.

To maintain our market leader position, we are seizing opportunities arising from the increasing global application of emerging technologies such as cloud computing, AI, and 5G, by focusing on applications stemming from these technologies that are ripe for optimization via central processing algorithms. In the year ended December 31, 2022, we expended $13,928,428 in research and development; we intend to commit more investments in the future to improve upon our research and development platform, retain talented individuals in the field of central processing algorithm technology, and strengthen the research and development for core technologies and products. Our efforts for research and development have, and will continue to secure our market leader position through technical barriers, which has allowed us to stay afront and be the first choice of our customers.

Visionary and experienced management team in the central processing algorithm industry and exceptional research and development team

We believe that our success is attributable in part to our experienced and visionary senior management team with extensive experience in China’s information technology industry. Our management team, led by Min Shu, our CEO and executive director, has delivered proven financial results since the company’s inception. Mr. Shu has accumulated over 22 years of experience in the information technology industry since he began his career as a software development engineer. Since entering the industry, he has also developed leadership and management skills in various management roles prior to joining us in 2018 as the deputy general manager of technology. Mr. Shu is supported by our senior management team with over 50 years of collective industry experience, including our Chairman of the Board, Jie Zhao, Chief Financial Officer, Li He, Chief Operating Officer, Shiwen Liu, and Chief Technical Officer, Chengwei Yi.

Our goal to stay at the forefront of technological development and fixation on research and development has driven us to build an exceptional research and development team staffed by 77 full-time research and development team members. Our research and development team is well versed in early-stage technological development to implement central processing algorithm solutions in a range of use cases. Our core technical staff have an average of 5 to 8 years of working experience in computer, software, computer graphic processing, data algorithm and neural networks. Our talented technical staff are responsible for the design and development of central processing algorithm solutions in, for example, algorithm design and development, digital graphic lightweight processing, image synthesis and data intelligence.

Excellent corporate culture and values attracting talents

Our management principals are best described as efficient and quick, open and innovative, and customer-dedicated:

●	Efficient and Quick—We pursues an efficient management model and follows the “craftsman’s spirit” to provide the most suitable solutions for our customers. In the face of the ever-changing internet industry, we are capable of responding quickly to industry changes.

●	Open and Innovative—We maintains an open mind receptive to new business ideas. We value inclusion, embraces change, and pursues innovation and reform. Our team members enjoy their working environment and feel a sense of belonging.

●	Customer-Dedicated—We are customer-dedicated. This means we aligns the interests of our customers with our own; thus, we are driven to meet the changing needs of our customers with quality services and products.

Driven by our management principles, we have kept both of our team members and customers happy and satisfied, which has attributed to our success to date.

Our Strategies

To achieve our mission and further grow our market position, we plan to implement the following strategies:

We will continue to strengthen our central processing algorithm solutions for our core customers in internet advertisement, gaming, and intelligent chip businesses to ensure a steady revenue stream.

Our core customers in internet advertisement, gaming, and intelligent chip businesses represent industries experiencing significant growth in recent years and are expected to continue growing. We will continue to strengthen and market our central processing algorithm solutions applicable to our core industry customers to deliver measurable results and ensure a constant stream of revenue.

In terms of the digital marketing industry, we understand our customers are increasingly focusing on measurable advertising results, with performance-based advertising solutions experiencing rapid growth. Our scalable central processing algorithm solutions are well suited to meet this increasing demand and customers’ need for measurable results, i. e., measurable conversion rate. For details of our range of services for internet advertisement customers, please see “Business—Our Business Model—Application of our central processing algorithm service in internet advertisement.”

In terms of the gaming industry, our game distribution platform coupled with the capability to provide central processing algorithm solutions to upstream developers and gamers alike is uniquely positioned to capture this growing market opportunity. For details of our range of services for gaming industry customers, please see “Business—our Business Model—Application of our central processing algorithm service in internet gaming entertainment industry.”

In terms of the intelligent chip industry, technologies that are critical to the intelligent chip industry have become increasingly mature since the beginning of the 21st century. Intelligent chips have also been entering into consumers’ daily lives at an increasing rate as components to mobile phones, personal computers, and smart TVs. The development of AI will be a significant driving force behind the monetization market for central processing algorithm solutions intended to optimize intelligent chip performance.

From the perspective of applications of our central processing algorithms in relation to intelligent chips, we understand that AI—from cloud to edge or down to terminals—is inseparable from the ability for intelligent chips to efficiently execute “training” and “inference” computing tasks, which cannot occur unless the baseline software and hardware are optimized correctly. Moreover, industrial applications of intelligent chips are wide-ranging and include information infrastructure services, electronic products manufacturing, image recognition, voice recognition, machine translation, smart IoT, and other smart applications. These demands create a distinct market for our central processing algorithms solutions, while giving off better energy efficiency ratios during such data processing exercises.

We will continue to strengthen our research and development capabilities in central processing algorithms to establish more technical barriers to enhance our competitiveness.

Technological innovation coupled with research and development sets the foundation for us to maintain competitiveness. We endeavor to increase investments in research and development to improve upon our research and development platform, retain talented individuals in the field of central processing algorithm technology, and strengthen the research and development for core technologies and products, intelligent chips algorithms and AI algorithms. In so doing, we aim to seize first-mover opportunities created by an increasing global application of emerging technologies such as cloud computing, artificial intelligence, and 5G, and focus on the development of central processing algorithm services capable of enhancing the research and development capabilities for these emerging technologies.

Meanwhile, we are continuously working on expanding our range of intellectual property, including software copyright and utility model patents. Currently, we have utility model patents also under application, including “overheating detection device of central processing unit” and “fault and power failure device of central processing unit.”

Through research and development, we will continue to improve the applications and platform upon which we provide our central processing algorithm service. By taking advantage of cloud computing, we plan on integrating AI chip technology, big data management, analytics, and other emerging technologies to provide a comprehensive service platform that combines both hardware and software to explore all potential value of data by way of data intelligence analysis. Our ultimate goal is to integrate central processing algorithm technology, big data, and artificial intelligence via the cloud infrastructure and provide even more versatile software and hardware integration service for smart application for industrial purposes, creating an ecosystem where individuals, enterprises and various applications are interconnected, so as to enable our customers and other industry participants to accelerate the process of digital transformation in alignment with our mission.

We plan to expand our central processing algorithm solutions to cover more applications and increase marketing efforts aimed at different industries.

We plan to expand the range of our central processing algorithms’ application for use in mobile internet, finance, government, manufacturing, and other industries where there is an increasing demand for data management and processing efficiency. While focusing on our customers in internet advertisement, gaming, and intelligent chips to generate revenue, we intend to branch out in accordance with market trends and continue to expand the application and platform of our central processing algorithm solutions consistently with this development strategy. In so doing, we intend to expand our integrated services built upon our proprietary central processing algorithms to penetrate industries including:

●	Government cloud computing;

●	Manufacturing industry;

●	Financial technology;

●	Medical cloud computing;

●	Smart transportation;

●	PaaS 3D; and

●	Central processing algorithm cloud service for enterprise (SAAS) marketing.

Below is a brief industry overview for each of these industries and our value-added:

Government cloud central processing algorithm services

The government is committed to breaking down data silos and sharing urban resources to provide better civil services and security to the general population, which means the “market” for the government’s services is by far the largest in any industry. In the process of a government’s self-transformation, it would be required to undertake massive data management and analysis, massive data connectivity and massive city terminal perception exercises.

In general, the government cloud is a platform that serves as the “engine room,” coordinating the technological hardware and software resources used by the government. The cloud provides the government with a platform to engage in comprehensive services such as infrastructure, supporting software, application system, information resources, operation guarantee, and information security. By using cloud technology, the government significantly reduces IT costs, promotes the sharing of information between departments, and improves the speed of launching applications and service quality. The government is also able to accelerate the establishment of smart cities and satisfy the high threshold of data sharing by efficiently processing and managing data.

The government cloud algorithm solutions we intend to provide enable the government to improve the efficiency and quality of service of the government cloud platform’s operational efficiency and quality of service, and have exhibited strong market potential.

Central processing algorithm services for the manufacturing industry

As information technology is ever-increasing intertwined with traditional manufacturing industries, the industrial internet is constantly required to upgrade ICT infrastructure platform, which is a platform for unified communications, to support the application digitalization, networking, and intelligent upgrading of the manufacturing industry and the entire real economy. The integration of information technology and manufacturing also gave rise to new business models such as network collaboration, personalized customization, and service-oriented manufacturing. A variety of machines, devices, and equipment must be embedded with a large number of energy-efficient chips and connected to the network through sensors, embedded controllers, and application systems to form a new complex architecture based on “terminal-cloud” collaboration.

With the integration of AI, these new business models promote the centralization and intelligent development of the manufacturing industry. As a result of network inter connectivity between machines, raw materials, control systems, information systems, products, and people, efficient business decisions can be made through the combination of comprehensive and in-depth perception of data and big data analysis to achieve intelligent control, operation optimization and production organization reform, effectively unleashing the potential of machines and enhancing productivity. As a transit station for data localization and transmission, central processing algorithms serve a crucial role in the overall development of the industrial internet.

Financial technology central processing algorithm services

Financial technology is reshaping the way the financial industry work. The transformation of channel and real-time trading scenarios from a centralized system to a fully distributed system demands higher computing power and better energy efficiency ratios. In the next few years, operation analysis scenario will complete the switch from all-in-one to an open architecture, requiring high distributed concurrency. The new smart finance business is the fastest-growing scenario in the future, which requires high concurrency and mobile collaboration. The traditional business scenario is transforming to the cloud, which requires low energy consumption and costs to improve the price-performance ratio of big data comprehensive analysis.

Big data finance focuses on the acquisition, storage, processing analysis, and visualization of financial big data. In general, the core technologies of financial big data include the infrastructure layer, the data storage and management layer, the computing processing layer, the data analysis and visualization layer. The data analysis and visualization layer are mainly responsible for simple data analysis, advanced data analysis, and visualization of the relevant analysis results. Big data finance is also committed to the research and development of new financial business models of financing, payment, investment, and information intermediary services by adopting internet technology and information and communications technology. The application scenarios above would benefit from bespoke centralized processing algorithms to improve business efficiency and reduce costs.

Medical cloud central processing algorithm services

Big data and AI technologies will drive the way consumers access health care. Applications include intelligent healthcare such as disease prediction, personalized precision healthcare, personalized medicine, and medical graph and image analysis. Distinct features of the medical cloud include data diversity (such as voice, text, and medical images) and massive data volume (such as high-quality data training). Our central processing algorithms solutions can meet the diversified computing needs for green and low power consumption and intensive computing power.

The medical cloud essentially serves as the holder of electronic health records. With the development of the medical cloud, functions such as remote consultation, remote medical treatment, and information sharing are becoming a reality. Moreover, medical cloud will promote public health and achieve cross-system and cross-department business information sharing, allowing medical and health service institutions to share medical resources and carry out remote diagnosis and treatment services to individuals or families to reduce repeated examination expenditures. It will also make patient transfers between hospitals more efficient, and patients can enjoy higher quality services through remote medical treatment and establish an information-sharing platform.

Intelligent transportation central processing algorithm services

Terminal-edge-cloud is crucial to the future of how people travel. On the terminal side, it is necessary to have a comprehensive view of the surrounding situation and detailed information and to make changes in a timely manner. On the edge side, it is essential to timely provide intelligent and accurate information on decision-making for efficient deployment. On the cloud side, a sustainable and iterative “brain” is needed to empower the edge and terminal sides. Collection of traffic information through efficient technologies enables transportation industry players to engage in more efficient traffic management, public travel, and the industry vertical pertaining to transportation construction management. Through the terminal-edge-cloud, and interconnected transportation system can efficiently perceive, analyze, predict and control regional traffic to ensure safety and efficiency.

To achieve such a level of interconnectivity, terminal-edge cloud servers and data centers perform intensive arithmetic processing for large amounts of raw data, which demands excellent computing capacity, speed, data storage, and bandwidth of basic hardware such as chips. As traditional data centers face various development bottlenecks such as high energy consumption and low computing efficiency, terminal-edge cloud servers will prove to be the answer to the industry’s current problem.

With the continuous popularization of these new technologies, the realization of an intelligent society must first undergo comprehensive digitalization, and the central processing algorithm application field is the core driver of such digitalization.

PaaS 3D central processing algorithm cloud services

Based on the 3DPaaS vertical cloud service platform, we provide internet industry applications with support in areas including scenario intelligence, scenario visualization, and lightweight processing for 3D interactive procedures. One of our goals is to construct the best intelligent 3D data platform in China to provide more efficient and intelligent information services for people’s work and life.

Through the implementation of hybrid cloud deployment solutions, 3D computing system architecture, and interactive stream transmission, we have solved many industry pain points, such as excessive data usage on 3D Internet online applications and cross-platform deployment. Our self-developed 3D acceleration algorithm, intelligent interaction, and stream transmission technologies are the first in the PRC and have already achieved commercialization.

We provide enterprises with a one-stop lightweight launching cloud platform for 3D applications, which is featured with scenario-based intelligent interaction. We will charge fees on a project-by-project basis (B2B) or based on various factors such as space usage and traffic volume, annual fees, and technology licensing to cater to different industries such as VR, AR, games, 3D interactive programs, and scenario-based e-commerce. We will facilitate the promotion and application of central processing algorithm technology in the future.

Central processing algorithm cloud service for enterprise (SAAS) marketing

Leveraging our technologies on 3D online display, VR tours, data algorithm analysis, and precise traffic algorithm matching, we will provide enterprise owners with a one-stop product display system, real-time VR product tour and interactive communication, VR live professional broadcast promotion, and sales platform, decision-making system for customer acquisition and data optimization, and consumer analysis and accurate user matching algorithm system.

This technology provides a new form of display and interactive communication for products and integrates the functions, features, and highlights of product introduction. Through intuitive interaction, customers can quickly switch and select different materials and colors of the same product.

●	SAAS marketing helps customers to craft a compelling story about products with professional sales presentations and flexible operation and interaction methods.

●	Helping customers to understand the advantages of the products in the shortest time immediately establishes efficient communication between customers and corporate personnel, improves consumer decision-making efficiency, and enhances user acquisition efficiency by increasing the scope of live streaming.

●	Data optimization algorithms can help customers to accurately match consumers and traffic users, and thereby increasing the conversion rate of product sales; and

●	Efficient transactions can be achieved by attracting and stimulating consumers’ desire with highly innovative presentation and integrated algorithms.

Leveraging the current development of the central processing algorithm technology and our technical reserve capability, the platform is ready for use under the existing environment. We will receive relevant service fees from content production, annual fees for the SAAS system, algorithm technology service fees, and streaming platform licensing fees. We are currently liaising with some small and medium-sized brand owners in relation to the provision of our competitive product (SAAS) marketing cloud services. Our next step is to provide global online product (SAAS) marketing cloud services both domestically and internationally to export companies and factories.

We will selectively seek strategic acquisitions to enhance market position, integrate industrial chain resources, and maximize capital efficiency.

We intend to pursue investment opportunities or acquire businesses that complement or enhance our existing businesses that are strategically beneficial to our long-term goals. We aim to target companies that have competitive strengths in algorithm development and research, and AI capabilities to enhance our research and development abilities.

In addition, we plan to pursue business collaborations to enhance our operational efficiency by collaborating with resource-based partners that generate significant user traffic. Our ideal partners are internet traffic wholesalers, game developers, and advertisement integration agencies.

We will continue our focus on brand building to enhance our brand value.

Concurrent to improving our innovative technologies, we are attaching ever greater importance to brand building and strategic positioning, especially in view of becoming a public company. We carry out brand value communication through multiple channels, including through media and investor relations. We believe that building a good reputation in the industry is essential to building up brand value. We strive to maximize brand value by providing customers with high-quality products and services, operates our business with integrity, and builds an excellent corporate image through good value output.

Our Business Model

We provide central processing algorithm solutions primarily to the internet advertisement, gaming, and intelligent chip industry. Our customers are internet advertising integration agencies, online game developers and distributors, electronics manufacturers, and internet information infrastructure service providers who have entered into contracts with us and used our services pursuant to such contracts during the relevant period. Customers typically enter into a master agreement with us for a fixed term and submit separate requests for each service engagement or product, or for both. For more information on how We enter into business arrangements with our customers, please see “Business—Our Strengths—Long-term and stable strategic cooperation relationships.”

Application of our central processing algorithm service in internet advertisement

Generally, for customers in the field of internet advertisement, like internet advertising integration agencies, our central processing algorithm solutions helps them engage in more efficient data processing and management, which culminates in more effective programmed advertising and dynamic content optimization with the goal to improve consumer conversion rate, which means the rate at which individuals who have seen an advertisement turn into a user or purchaser of the service or items contemplated by the advertisement.

Our proprietary central processing algorithm solutions improve upon the processes by which our customers are able to make one of their most crucial business decisions—the effective placement of advertisements. In sum, our customers provide advertisement materials in the form of 3D models or images, which we process in our back servers into more detailed data such as color key and fusion image; we then purchas advertisement placement opportunities from ad traffic wholesalers and begins analyzing multimedia sources hosted on such traffic wholesalers with our image recognition software to extract scenario data from such videos to determine data points such as the location, time, space and other useful information. At the same time, we are also processing internet users’ data to achieve effective and precise placement of advertisements.

The diagram below illustrates the key steps of providing solutions to our digital marketing customers:

Application of central processing algorithm service in internet multi-media advertising

Adertising core business system
Advertising program
Advertising unit
Targeting settings
Monitoring and reporting
Traffic core business system
Delivery channel management
Advertising inventories management
Delivery seettings
Monitoring and management
ETL/Data warehouse service
MySQL distributed processing
Spark computing engine
MPP-SQL
Machine learning service
Click-through rate prediction service
Product selection service
Anti-fraud service
Crowd database SCS
Object storage
AD space database RDS
AD space database RDS
Providers
Traffic source
AD EXHANGE
SSP
DSP
Load Balance
DSP3
DSP2
DSP1
Ads connector
Pixel connector
Core functions
Traffic filtering
Product selection
Custom trgger
Click through rate predicition
Pixel processing module
On-click processing
Display processing
ID matching
Logging module
ADX3
ADX2
ADX1
Ads connector
Pixel connector
Core functions
Traffic filtering
Product selection
Click through rate predicition
Click through rate predicition
Pixel processing module
On-click processing
Display processing
ID matching
Logging module
SSP3
SSP2
SSP1
Ads connector
Pixel connector
Core functions
Mofule management
Distribution strategy
QPS control
Filling optimization
Pixel processing module
On-click processing
Display processing
ID matching
Logging Mdule

We first obtain advertisement placement opportunities from internet traffic wholesalers. We then use our image recognition software to perform scenario-based classification of such videos to determine their location, time, space, and other relevant information to identify the most appropriate places to insert our customers’ advertisements. With such data, we establish dynamic information databases in relation to these multimedia sources with technology such as Relational Database Service (RDS) to be further processed at our disposal. At the same time, our back servers are communicating with these traffic wholesaler’s servers to collect user data, which we then processes with our crowd-based socio-cognitive systems (SCS) for the purpose of effectively placing our customer’s advertisement through a process of dynamic content optimization (DCO), with the aim of improving our customers’ consumer conversion rate.

In sum, we provide effective advertising solutions for digital marketers by optimizing advertising content and precisely matching content with suitable consumers by processing a massive amount of data through efficient automation. Eligible consumers are selected in accordance with their demographics and personal preferences, which our central processing algorithm service is able to analyze for the purpose of maximizing the internet advertisement effect.

We ensure high-quality engineering architecture for our proprietary central processing algorithms, which means our services are being provided at low latencies while being highly scalable. We are capable of powerful real-time transcoding with stable, smooth, and low latency, which provides our customers valuable insights into consumer behavior.

Application of our central processing algorithm service in the internet gaming entertainment industry

With respect to customers in the gaming and entertainment industry, we provide game developers with lightweight data processing solutions through customized central processing algorithms. We also maintain a proprietary game distribution platform hosted “on the cloud,” where we interact with gamers directly, publishes our customers’ games and provides software and hardware performance acceleration and optimization through customized central processing algorithms. Our game distribution platform also uses accurate traffic targeting algorithms to match gamers with suitable games. Our upstream solutions aim to help our customers in the gaming industry to improve the gamer experience and increase conversion rate since our solutions tend to reduce the initial cost for buying such games, which tends to increase the willingness for gamers to pay for in-game items or subscriptions.

Our games distribution platform uses an architecture design that is part terminal and part cloud— “terminal+cloud” —this helps our customers to obtain lightweight terminals and low-latency, high-response results. Through the central processing algorithm service, we optimize algorithms (computing process performed on computers) and computing power (computing capacity of computers) of software algorithms so that end-users game files are small, and the game content is gradually loaded as it is being used, as opposed to loading a large chunk of data at the beginning to maintain smooth operation. Combining with hardware algorithm optimization, we accelerate the computing power and the loading of games at the gamer’s end to improve user experience. We also engage in practical data collection exercises with our proprietary algorithms through the game distribution platform; we then analyze such data for the benefit of our customers to improve conversion rates and achieve cost reduction. All of this can be acquired and scaled with our bespoke centralized processing algorithms.

Our platform also provides payment services for gamers to access high-quality and diversified game content. From payment patterns, our centralized processing algorithms engage in machine learning to increase the accuracy and efficiency of our central processing algorithm service, which results in referrals and more customers while increasing our revenue. Our games distribution platform is essentially a self-sufficient ecosystem providing support to both our upstream customers to downstream gamers.

Notably, our online application acceleration solutions made possible by our central processing algorithms can continuously monitor and optimize the data transmission path of the whole network. These solutions reduce latency and packet loss and provide high-quality real-time participation for millions of concurrent users, which is a solution for not only our customers engaged in the games industry but also those in social and online education industries.

Our gaming platform powered by our proprietary central processing algorithm improves the marketing conversion rate of games by 20% through personalized recommendation, acceleration, and convenient distribution, it also significantly improves gamer experience, reduces the cost to our customers and improves the retention rate and payment rate of gamers.

From an industry demand perspective, game developers, their corporate customers, and marketing agents have been demanding more effective online game licensing solutions in recent years.

We have mature technology and customer resources in the field of entertainment and game central processing algorithms. With the development of the market, we will continue to grow on the basis of existing customers and strive for a larger market share.

Application of our central processing algorithm service in intelligent chip optimization solutions business

Our intelligent chip industry customers depend on us to provide them with solutions for data processing and optimizing hardware. Our centralized processing algorithm solution manifests in the form of reducing our customer’s energy efficiency ratio through more efficient data services under optimization of algorithm software as well as through equipping instruction chip CPU with intelligent chips such as GPU, FPGA, and ASIC that have incredible computing power. Different CPU and intelligent chip combinations are fitted in accordance with the diverse requirements of data processing and various data type of other industries. We also provide CPUs coupled with integrated smart application solutions. By delivering our products directly to customers, we act as the bridge between upstream and downstream businesses in the CPU industry chain.

Currently, the chips applied in the AI field are primarily designed for specific applications and are unable to adapt to the needs of multiple scenarios flexibly. In order to achieve progress in the field of artificial intelligence, an intelligent chip must adapt to the requirements of various algorithms in different scenarios, provide powerful computing power support, and meet the application of terminal scenarios with high energy consumption ratios.

We apply central processing algorithm to intelligent chip optimization. Our central processing algorithm service has mature technology in chip performance improvement and software application, providing chip products based on solution services and technology development services for customers. Usually, we provide customers with online technical services and support, and we also provide customers with on-site technical solution implementation and technical support. Intelligent chips must be able to change the function dynamically in real-time to meet the changing needs of the software. Software defines hardware, hardware feedback software. Through the central processing algorithm to explore the specific architecture of machine learning, architecture feedback to the central processing algorithm to optimize, to achieve two-way optimization. If a chip is to be deemed practical, it must have robust scalability so that it can be used in more scenarios. The central processing algorithm can make more efficient use of the chip architecture, guide the design of the chip architecture, and transform the computing power into intelligence.

We use the central processing algorithm, the instruction chip CPU is equipped with GPU, FPGA, ASIC, and other intelligent chips with more outstanding computing power. In order to improve the overall energy efficiency ratio of data service, according to the different data of different industries and their various data processing methods, we use the CPU to carry different combinations of intelligent chips to realize more efficient data service under the optimization of algorithm software.

By using our powerful central processing algorithm technology, we can provide chip optimization solutions for customers’ personalized needs. We provide our customers with the application scheme of the combination of CPU and central processing algorithm. Through more effective use of central processing algorithms, artificial intelligence, cloud computing, and other technologies for chip resources and data scheduling, we can meet the diversified needs of customers. We use the central processing algorithm service to realize the computing acceleration, data lightweight, and efficiency in the cloud computing application field.

Leveraging our central processing algorithm services, we have achieved accelerated computing in cloud computing applications, data lightweight efficiency enhancement, and traffic monetization. Our strength in intelligent chip optimization solutions business in satisfying the development requirements of mobile and data business has accelerated the transformation of the computing architecture of cloud service providers from a single to a diversified one. Under the multiplier effect generated by the combination of 5G and central processing algorithm service technologies, we will facilitate the effective collaboration of and build an ecosystem for the “terminal-edge-cloud” application scenarios of our customers.

Benefiting from the development of IoT, cloud computing technology, and the increasing government investment, China’s artificial intelligence market size is in the process of speedy expansion, the development of the artificial intelligence market will drive the growth of the central processing algorithm intelligent chip optimization solution industry.

In the future, IoT will provide more data collection terminals, which dramatically enhances the data volume. Big data provides information sources for AI, cloud computing offers a physical carrier for AI, and 5G reduces the delay of data transmission and processing. 5G, IoT, cloud computing all put forward higher data processing, analysis, and other needs and requirements. The central processing algorithm intelligent chip solutions combined with hardware performance optimization, software algorithm optimization, and other vital technologies will make breakthrough progress in the future under the background of the increasingly mature emerging technologies such as 5G, IoT, cloud computing, and big data.

Our Ecosystem and our Participants

We have effectively established an ecosystem centered around internet advertisement, games, and intelligent chip optimization. We connect with market participants representing every stage in these core industry verticals. They include advertisers, internet advertising integration agencies, internet traffic wholesalers, online platforms, online game developers and distributors, cloud service providers, electronics manufacturers, internet information infrastructure service providers, and internet users, as illustrated in the diagram below:

Eco-Map

Demands
Solutions
Scenes
Industry Customers
Internet advertising agent
Multimedia advertising integrator
Online game developers
Game operators
Internet information infrastructure service provider
electronic product manufacturer
Demanding
Key technologies: cloud computing, artificial intelligence, big data
Software algorithm optimizatio
VIYI Central Processing Algorithm Service
Hardware performance tuning
Comprehensive solution
Intelligent data processing
lightweight data processing
Application acceleration
Dynamic resources allocation
Dynamic optimization
Accurate matching
outputting
Internet traffic wholesalers
Internet platform
Platform A
Platform B
Platform C
233 Game distribution platform
...
End targeted users
supporting
Infrastructure service providers
Cloud service provider
Internet service provider
Data service
Communication service provider

Our revenue from digital marketing is derived based on the effectiveness of our ad placement. Our one-stop-shop service solutions enable internet advertising integration agencies to complete cost-effective advertising placements, which allows them to acquire, transform and retain advertisers efficiently.

As cost outlays, we purchase advertisement placement opportunities from internet traffic wholesalers. We also pay corresponding fees to internet traffic wholesalers based on the CPM charging model.

To ensure a continuous stream of revenue, we are constantly updating the inventory of advertisements ready for placement to internet traffic wholesalers with whom our partners. They include short video platforms, video platforms for drama series and films, as well as news and information platforms. We are constantly updating internet traffic wholesalers’ advertisement inventories in real-time for maximum effectiveness. The central processing algorithm services we provide are able to meet these real-time requirements. Therefore, we believe that our services are critical to helping our customers to achieve high conversion rates.

Our revenue from the gaming industry is mainly derived from sales commissions. We collaborated with numerous online game developers and game distributors in operating online games, which are made available on our online game platform. We provide online game developers and game distributors with value-added services through customized central processing algorithm processing services, including lightweight data processing, computing power, and algorithm optimizations as well as game acceleration.

We also use cloud services to ensure that our central processing algorithm services are maintained in a safe and reliable environment.

Our revenue from the intelligent chip industry is derived from service fees and sales revenue. Electronics manufacturers and internet information infrastructure service providers rely on our intelligent chip optimization solutions; We provide them with hardware and software integrated intelligent chip optimization solution services that combine chip hardware and smart application software.

Sales and Marketing

For the years ended December 31, 2021, and 2022, we had 248 and 173 customers who engaged us to provide central processing algorithm services and intelligent chips and services business, respectively. We focus our efforts to deepen our relationships with existing customers, develop relationships with new and potential customers, and on exploring untapped business opportunities. Our company has mature business development capabilities and oftentimes rely on customer referrals. As such, we do not require intensive investments in sales modeling. This results in direct cost savings in terms of project travel, public relations, and business entertainment.

In addition, while optimizing the service of central processing algorithm, we are also adjusting our sales strategy with the change of market environment, taking advantage of good service, seeking potential clients in the industry so as to increase our revenue and market share rapidly. We have built deep relationships with our major customers from whom we generate a significant amount of our revenue.

Research and Development

As of December 31, 2022, our research and development team consisted of 77 full-time staff. The professional background of our team members include computer, software, computer graphic processing, data algorithm, and neural networks. Our research and development team has extensive experience, averaging 5 – 8 years of working experience, and is responsible for the design and development of solutions for our central processing algorithms services such as digital graphic lightweight, algorithm, data intelligence, and image synthesis.

We are committed to continuously strengthening and updating our information technology infrastructure and other technologies according to our annual development plan and based on our assessment of market demand. The process of our self-development research and development is as follows: (1) research and development personnel raises new ideas for research and development based on the market situation and customers’ needs to complete the investigation report and decision analysis; (2) project approval and formulate product research and development plan; (3) development of product technology; (4) product testing and review; (5) launching of new product; (6) promotion and application of the new product.

Intellectual Property

Intellectual property rights are critical to our success and competitiveness. We rely on a combination of trademarks, patents, domain names, copyrights, and employee confidentiality agreements to protect our intellectual property rights. As of December 31, 2022, we owned:

●	Trademarks: 27 registered trademarks in the PRC;

●	Patents: 83 patents in the PRC;

●	Layout design of integrated circuit: 20 items in the PRC;

●	Domain names: 18 domain names in the PRC;

●	Copyrights: 4 works of copyrights in the PRC;

●	Software copyrights: 396 works of software copyrights in the PRC;

All of which are material to our business.

Competition

There are other companies addressing various aspects/verticals of the central processing algorithm service market in the PRC. The central processing algorithm service market is highly fragmented and evolving. With respect to our central processing algorithm services, we compete against other companies engaged in similar services like us.

We believe the principal competitive factors in our market are:

●	service and products feature and functionality;

●	capability for customization, configurability, integration, security, scalability, and reliability;

●	quality of technologies and research and development capabilities;

●	ability to innovate and rapidly respond to customer needs;

●	the breadth of use cases supported;

●	diversified customer base;

●	relationships with key participants in our customers’ industry verticals;

●	sufficient capital support;

●	platform extensibility and ability to integrate with emerging technologies such as AI and cloud computing; and

●	brand awareness and reputation.

We believe we compete favorably on the basis of the above factors; however, we expect competition to intensify in the future. Our ability to remain competitive will largely depend on the quality of our applications, the effectiveness of our sales and marketing efforts, the quality of our customer service, and our ability to acquire or develop complementary technologies, products, and businesses to enhance the features and functionality of our applications.

Employees

We had 125 full-time employees, respectively, as of December 31, 2022. As of the date of this report, all of our employees are based in China.

The following table sets forth the number of our employees as of December 31, 2022:

Function	full-time employees
Research and Development	77
Business and Marketing	26
Administrative, Human Resources and Finance	22
Total	125

Under PRC law, we participate in various employee social security plans that are organized by municipal and provincial governments for our PRC-based full-time employees, including pension, unemployment insurance, childbirth insurance, work-related injury insurance, medical insurance, and housing fund. We are required under PRC law to make contributions monthly to employee benefit plans for our PRC-based full-time employees at specified percentages of the salaries, bonuses, and certain allowances of such employees, up to a maximum amount determined by the local governments in China.

We enter into labor contracts and standard confidentiality and non-compete agreements with our key employees. We believe that we maintain a good working relationship with our employees, and we have not experienced any labor disputes. None of our employees are represented by labor unions.

Facilities

Our headquarters are located in Shenzhen, China, and our maintain office in Unit 507, Building C, Taoyuan Street, Long Jing High and New Technology Jingu Pioneer Park, Nanshan District, Shenzhen, 518052. We believe that our existing facilities are adequate for our current requirements and that additional space can be obtained on commercially reasonable terms to meet our future needs.

Insurance

We do not maintain insurance policies covering damages to our Information Technology systems. Neither do we carry business interruption insurance or general third-party liability insurance or have product liability insurance or key-man insurance. We consider our insurance coverage to be in line with that of other companies in the same industry of similar size in China.

Legal Proceedings

We may be subject to legal proceedings, investigations, and claims incidental to the conduct of our business from time to time. We are not currently a party to, nor are we aware of, any legal proceedings, investigations, or claims which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition, or results of operations.

Item 1A. Risk Factors.

The following risk factors apply to our business and operations. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business. The following discussion should be read in conjunction with the financial statements and notes to such financial statements included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report.

Risk Factors Relating to our Business and Industry

We operate in a relatively new and rapidly evolving market.

We provide customers with comprehensive solutions integrating central processing algorithms with software or hardware to streamline their digital services to end users, thereby helping our customers to improve end user satisfaction, achieve direct cost savings, and reduce power consumption. Our services include algorithm optimization, accelerating computing power without the need for hardware upgrades, lightweight data processing and data intelligence services. Our business and prospects mainly depend on the continuous development and growth of the central processing algorithm service industry in the PRC. The development of this industry is affected by numerous factors, including but not limited to technological innovation, user experience, the development of the Internet and Internet-based services, regulatory environment, and macro-economic environment. The markets for our products and services are relatively new and rapidly developing and are subject to significant challenges. In addition, our continued growth depends, in part, on our ability to respond to changes in the central processing algorithm service industry, including rapid technological evolution, continued shifts in customer demands, introductions of new products and services and emergence of new industry standards and practices. Developing and integrating new solutions, products, services or infrastructure could be expensive and time-consuming, and these efforts may not yield the benefits we expect to achieve.

In addition, as the central processing algorithm service industry in China is relatively young, there are few proven methods of projecting customer demand or available industry standards on which we can rely. Some of our current monetization methods are also in a relatively preliminary stage. We cannot assure you that our attempts to monetize current applications will continue to be successful, profitable or accepted, and therefore the profit potential of our business is difficult to gauge. Our growth prospects should be considered in light of the risks and uncertainties that fast-growing early-stage companies with limited operating history in an evolving industry may encounter, including, among others, risks and uncertainties regarding our ability to:

●	continue to develop new software and related solutions that are appealing to customers;

●	maintain stable relationships with other key participants in the value chain;

●	expand products and services into more scenarios and customer bases; and

●	expand into new geographic markets with high growth potential.

Addressing these risks and uncertainties will require significant capital expenditures and allocation of valuable management and employee resources. We cannot assure you that it will succeed in any of these aspects or that the central processing algorithm service industry in the PRC will continue to grow at a rapid pace. If we fail to successfully address any of the above risks and uncertainties, then the size of our customer base, our revenue and profits may decline.

Our competitive position and results of operations could be harmed if we do not compete effectively.

The markets for our products and services are characterized by intense competition, new industry standards, limited barriers to entry, disruptive technology developments, short product life cycles, customer price sensitivity and frequent product introductions (including alternatives with limited functionality available at lower costs or free of charge). Any of these factors could create downward pressure on pricing and profitability and could adversely affect our ability to retain current customers or attract new customers. Our future success will depend on a continued ability to enhance and integrate our existing products and services, introduce new products and services in a timely and cost-effective manner, meet changing customer expectations and needs, extend our core technology into new applications, and anticipate emerging standards, business models, software delivery methods and other technological developments. Furthermore, some of our current and potential competitors enjoy competitive advantages such as greater financial, technical, sales, marketing and other resources, broader brand awareness, and access to larger customer bases. As a result of these advantages, potential and current customers might select the products and services of our competitors, causing a loss of market share to us.

We have a limited operating history, and it may not be able to sustain rapid growth, effectively manage growth or implement business strategies.

We have a limited operating history. Although we have experienced significant growth since launching our business, our historical performance results and growth rate may not be indicative of our future performance. We may not be able to achieve similar results or grow at the same rate as it has in the past. To keep pace with the development of the central processing algorithm service industry in the PRC, we may need to adjust and upgrade our product and service offerings or modify our business model. These adjustments may not achieve expected results and may have a material and adverse impact on our financial conditions and results of operations.

In addition, our rapid growth and expansion have placed, and is expected to continue to place, a significant strain on our management and resources. There is no assurance that the future growth of us will be sustained at a similar rate or at all. We believe that our revenue, expenses and operating results may vary from period to period in response to a variety of factors beyond our control, which primarily include general economic conditions, emergencies and changes in policies, laws and regulations that may affect our business operations and our ability to monitor costs. In addition, our ability to develop new sources of revenues, diversify monetization methods, attract and retain customers, continue developing innovative technologies, increase brand awareness, expand into new market segments, and adjust to the rapidly changing regulatory environment in the PRC, will also affect our future growth to a great extent. Therefore, you should not rely on our historical results in predict our future financial performance.

Recent acquisitions could prove difficult to integrate, disrupt the business, dilute shareholder value and strain the resources.

On September 28, 2020, we acquired 100% equity interests of Fe-da Electronics. Integrating the operations of acquired businesses successfully or otherwise realizing any of the anticipated benefits of acquisitions, including anticipated cost savings and additional revenue opportunities, involves a number of potential challenges. The failure to meet these integration challenges could seriously harm the financial condition and results of operations of us. Realizing the benefits of acquisitions depends in part on the integration of operations and personnel. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs, including:

●	the inability to achieve the operating synergies anticipated in the acquisitions;

●	diversion of management attention from ongoing business concerns to integration matters;

●	consolidating and rationalizing information technology platforms and administrative infrastructures;

●	complexities associated with managing the geographic separation of the combined businesses and consolidating multiple physical locations;

●	retaining professionals and other key employees and achieving minimal unplanned attrition;

●	integrating personnel from different corporate cultures while maintaining focus on providing consistent and high quality service;

●	demonstrating to the clients and to clients of acquired businesses that the acquisition will not result in adverse changes in client service standards or business focus;

●	possible cash flow interruption or loss of revenue as a result of transitional matters; and

●	inability to generate sufficient revenue to offset acquisition costs.

Acquired businesses may have liabilities or adverse operating issues that we failed to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to clients, us, as the successor owner, may be financially responsible for these violations and failures and may suffer financial or reputational harm or otherwise be adversely affected. Similarly, the acquisition targets may not have as robust internal controls over financial reporting as would be expected of a public company. Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairment in the future that could harm our financial results. We may also become subject to new regulations as a result of an acquisition, including if we acquire a business serving clients in a regulated industry or acquires a business with clients or operations in a country in which we do not already operate. In addition, if we finance acquisitions by issuing equity securities, the interests of existing shareholders may be diluted, which could affect the market price of the shares of us. As a result, if we fail to evaluate properly acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. Acquisitions frequently involve benefits related to the integration of operations of the acquired business. The failure to successfully integrate the operations or otherwise to realize any of the anticipated benefits of the acquisition could seriously harm the results of operations of us.

Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses which could lead to errors in our financial reporting, which could adversely affect our business.

As a subsidiary of WiMi, a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and of the rules and regulations of the Nasdaq Global Market. However, failure to maintain adequate financial, information technology and management processes and controls of us could result in material weaknesses which could lead to errors in our financial reporting, which could adversely affect our business. Similarly, as an “emerging growth company,” we would be exempted from the SEC’s internal control reporting requirements. We may lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements in the year in which it is deemed to be a large accelerated filer, which would occur once the market value of our common equity held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter. In addition, our current controls and any new controls that it develops may become inadequate because of poor design and changes in our business. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports.

If we are unable to certify the effectiveness of our internal controls, or if our internal controls have material weaknesses, we may not detect errors timely, our consolidated financial statements could be misstated, it could be subject to regulatory scrutiny and a loss of confidence by our shareholders, which could harm our reputation and business and adversely affect the market price of our securities.

We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives. We become part of a public company, we will incur significant legal, accounting and other expenses that it did not incur as a private company. As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the applicable stock exchange. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives and may not effectively or efficiently manage our transition into a public company. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for it to obtain directors and officers liability insurance, and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

If we fail to keep up with industry trends or technological developments, or develop, acquire, market and offer new products and services, our business, results of operations and financial condition may be materially and adversely affected.

The central processing algorithm service industry is rapidly evolving and is subject to continuous technological changes. Our success depends on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and industry developments and offerings to serve the evolving needs of our customers. Our growth strategy is focused on responding to these types of developments by driving innovation that will enable us to expand business into new growth domains. Our competitive advantage could be adversely affected if we do not invest enough in new technologies and industrial developments, or if we make the incorrect strategical investment to respond to these developments and to drive innovation. If we do not sufficiently invest in new technology and industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, then our services and solutions, results of operations, and ability to develop and maintain a competitive advantage and continue to grow could be negatively affected.

In addition, we operate in a quickly evolving environment, in which there currently are, and we expect will continue to be, new technology developments. New services or technologies offered by competitors or new entrants may make our offerings less differentiated or less competitive when compared to other alternatives, which may adversely affect our results of operations. Technological innovations may also require substantial capital expenditures in product development as well as in modification of products, services or infrastructure. In order to maintain and improve competitiveness and continue to expand our business, we need to introduce constantly new solutions and products and services to satisfy customers’ needs, in order for us to attract new customers and retain existing customers. Researching and developing new technologies and solutions require significant investment of human resources and capital. We cannot assure you that any research and development efforts will be successful, or that we will be able to obtain financing to cover such expenditure. Failure to adapt our products and services to such changes in an effective and timely manner could materially and adversely affect our business, financial condition and results of operations.

Our results of operations could materially suffer in the event of insufficient pricing to enable us to meet profitability expectations.

If we are not able to obtain sufficient pricing for our services and solutions, our revenues and profitability could materially suffer. The rates we are able to charge for services and solutions are affected by a number of factors, including:

●	general economic and political conditions;

●	the competitive environment in our industry;

●	market price of our service and products provided;

●	our bargaining power when entering into contract with customers;

●	our customers’ preferences and desire to reduce their costs; and

●	our ability to accurately estimate, monitor and manage our contract revenues, costs of sales, profit margins and cash flows over the full contract period.

In addition, our profitability with respect to services and solutions for new technologies may be different when compared to the profitability of our current business, due to factors such as the use of alternative pricing, the mix of work and the number of service providers, among others.

The competitive environment the central processing algorithm services industry in the PRC affects our ability to obtain favorable pricing in a number of ways, any of which could have a material negative impact on our results of operations. The less we are able to differentiate and/or clearly convey the value of our services and solutions, the more risk we face in terms of our services and solutions will be seen as commodities, and price will become the driving factor in selecting a service provider. In addition, the introduction of new services or products by competitors could reduce our ability to obtain favorable pricing for the services or products that we offer. Competitors may be willing, at times, to price contracts lower than us in an effort to enter new markets or increase market share. Further, if competitors develop and implement methodologies that yield greater efficiency and productivity, they may be better positioned to offer similar services at lower prices. As such, failure to adopt a sufficient pricing policy or adjust our pricing policy in a timely and effective manner could adversely and materially affect our competitive position in the industry, which could adversely and materially affect our operations and financial conditions.

We make significant investments in research and development of new products and services that may not achieve expected returns.

We have made and will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, as well as new technology or new applications of existing technology. Investments in new technology are speculative. Commercial success depends on many factors, including but not limited to, innovativeness, developer support, and effective distribution and marketing. There is no assurance that we will be rewarded from our investments in developing new services and products. If our customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of services or products, thus unfavorably affecting revenue and profits. We may not achieve significant revenue from new products and services, or new applications of existing products and services, for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products, services and businesses may not be as high as the margins we have experienced historically. Furthermore, developing new technologies is complex and unpredictable, which can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or offering new services could adversely affect our revenue and profits.

We require a significant amount of capital to fund our research and development investments. If we cannot obtain sufficient capital on favorable terms or at all, our business, financial condition and prospects may be materially and adversely affected.

Operating our business requires significant, continuous investment in acquiring, maintaining and upgrading contents, services, and technologies. Historically, we have financed our operations primarily with net cash generated from operating activities, financial support from shareholders and equity financing and loans from third-parties. As part of our growth strategy, we plan to continue investing substantial capital in research and development activities in the future, which may require us to obtain additional equity or debt financing. Our ability to obtain additional financing in the future is subject to a number of uncertainties, including but not limited to those relating to:

●	our future business development, financial condition and results of operations;

●	general market conditions for financing activities; and

●	macro-economic and other conditions in China and elsewhere.

Although we expect to rely on net cash provided by operating activities and financing through capital markets for liquidity needs as our business continues to grow, and after it becomes a public company, there can be no assurances that we will be successful in our efforts to diversify sources of liquidity. If we raise additional funds through future issuance of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our ordinary shares. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital to fund our research and development, and pursue business opportunities, including potential acquisitions. If we are unable to obtain sufficient capital to meet capital needs, then it may not be able to implement growth strategies, which may cause our business, financial condition and general prospects to be materially and adversely affected.

Our success depends on our ability to attract, hire, retain and motivate key management personnel and highly skilled employees.

Our success is largely attributable to the continued commitment and contribution of our directors and key senior management personnel. Their extensive knowledge and experience in the central processing algorithm service industry as well as their established relationships with our customers, are vital to our business. There are no assurances that we will be able to retain these key personnel, and the loss any of them without suitable and timely replacements, or the inability to attract and retain qualified personnel may adversely affect our business, results of operations, financial position and general prospects.

As of December 31, 2022, we have a total number of 125 employees. We believe that our future success depends on our continued ability to attract, hire, retain and motivate qualified and skilled employees, as they are critical in improving our infrastructure and technologies and optimizing our operations. Competition for recruitment of highly skilled professionals is intense, which could also increase costs to attract and retain talented employees. We may not be able to hire and retain skilled employees at compensation levels consistent with our existing compensation level and structure. Some of the companies with which we compete for experienced employees may have greater resources than us do and may be able to offer more attractive terms of employment. In addition, we invest significant time and resources in training employees to ensure their competitiveness, which increases these employees’ value to competitors who may seek to recruit them. If we fail to retain these employees, we could incur significant expenses in hiring and training new employees, and our ability to provide services consistently could diminish, resulting in a material adverse effect on our business and ability to sustain profitability. Moreover, if any member of our management team or any of our other key personnel joins a competitor or forms a competing business, our trade secrets and know-hows may leak which could have a material adverse effect on our business.

Our business depends substantially on the market recognition of our brand and negative media coverage could adversely affect our business.

We believe that enhancing our brand and extending our customer base are cornerstones to sustaining our competitive advantages. Negative publicity about us and our business, shareholders, affiliates, directors, officers, and other employees, as well as the industry in which we operate, could be devastating and could materially and adversely affect the public perception of our brand, and in turn, reduce the sales of our products and services. Negative publicity concerning could be related to a wide variety of matters, including:

●	alleged misconduct or other improper activities committed by our shareholders, affiliates, directors, officers and other employees;

●	false or malicious allegations or rumors about us or our shareholders, affiliates, directors, officers, and other employees;

●	user complaints about the quality of our products and services;

●	copyright or patent infringements involving us and contents offered on our platforms; and

●	governmental and regulatory investigations or penalties resulting from our failure to comply with applicable laws and regulations.

In addition to traditional media, there has been an increasing use of social media platforms and similar devices in China, including instant messaging applications, social media websites and other forms of internet-based communications that provide individuals with access to a broad audience of users and other interested people. The availability of information on instant messaging applications and social media platforms is virtually immediate as our impact without affording us an opportunity for redress or correction. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning us, shareholders, directors, officers and employees may be posted on such platforms at any time. The risks associated with any such negative publicity or incorrect information cannot be eliminated entirely or mitigated and may materially harm our reputation, business, financial condition and results of operations.

Our failure to protect intellectual property rights may undermine our competitive position.

We believe that our patents, copyrights, trademarks and other intellectual property are essential to the success of us. We depend to a large extent on the ability to develop and maintain the intellectual property rights relating to our central processing algorithm solutions and products. We have devoted considerable time and energy to the development and improvement of software, middleware, websites, and intellectual property.

We rely primarily on a combination of patents, copyrights, trademarks and trade secrets laws, and contractual restrictions for the protection of the intellectual property used in our business. Nevertheless, these provide only limited protection and the actions we take to protect intellectual property rights may not be adequate. Our trade secrets may become known or be independently discovered by competitors. We may have no rights or limited rights to stop others’ use of our information, including intellectual property. Moreover, to the extent that our employees or third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights to such intellectual property. Furthermore, it is often difficult to maintain and enforce intellectual property rights in China. Statutory laws and regulations are subject to judicial interpretation and enforcement, and may not be applied consistently due to the lack of clear guidance on statutory interpretation. Contractual restrictions may be breached by counterparties, and there may not be adequate remedies available to us for any such breach. Accordingly, we may not be able to effectively protect intellectual property rights or to enforce our contractual rights in China. Preventing any unauthorized use of our intellectual property is difficult and costly and the steps we take may be inadequate to prevent the misappropriation of company intellectual property. In the event that we resort to litigation to enforce intellectual property rights, such litigation could result in substantial costs and a diversion of our managerial and financial resources. We cannot provide assurance that we will prevail in such litigation. Any failure in protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Our services or solutions could infringe upon the intellectual property rights of others, or we might lose our ability to utilize the intellectual property of others.

We cannot be sure that our services and solutions do not infringe on the intellectual property rights of third parties, and these third parties could claim that we or our clients are infringing upon their intellectual property rights. These claims could harm our reputation, cause us to incur substantial costs or prevent it from offering some services or solutions in the future. Any related proceedings could require us to expend significant resources over an extended period. Any claims or litigation in this area could be time-consuming and costly, damage our reputation and/or require it to incur additional costs to obtain the right to continue to offer a service or solution to our customers. If we cannot secure this right at all or on reasonable terms, or if it cannot substitute alternative technology, then our results of operations could be materially adversely affected. The risk of infringement claims against us may increase as we expand upon our industry software solutions.

Additionally, in recent years, individuals and firms have purchased intellectual property assets in order to assert claims of infringement against technology providers and customers that use such technology. Any such action naming we or our clients could be costly to defend or lead to an expensive settlement or judgment against us. Moreover, such an action could result in an injunction being ordered against our client or our services or operations, causing further damages.

In addition, we rely on third-party software in providing some of our services and solutions. If we lose our ability to continue using such software for any reason, including in the event that the software is found to infringe the rights of others, we will need to obtain substitute software or seek alternative means of obtaining the technology necessary to continue to provide such services and solutions. Our inability to replace such software, or to replace such software in a timely or cost-effective manner, could materially adversely affect our results of operations. In addition, the application and interpretation of intellectual property right laws as well as the procedures and standards for granting trademarks, patents, copyrights, know-how and other intellectual property rights are constantly evolving and may be uncertain, so we cannot assure you that the courts or regulatory authorities will agree with our legal analysis. If we are ruled to have violated the intellectual property rights of a third party, we may be liable for infringement activities, or may be prohibited from using the intellectual property rights, and we may incur licensing fees or be forced to develop alternatives. In this case, our business and financial condition may be materially and adversely affected.

We may not be able to protect our source code from copying if there is an unauthorized disclosure.

Source code, the detailed program commands for our middleware and software programs and solutions, is critical to our business. Although we license portions of our application and operating system source code to several licensees, we take significant measures to protect the secrecy of large portions of our source code. If our source code leaks, we might lose future trade secret protection for that code. It may then become easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins.

Third parties may register trademarks or domain names or purchase internet search engine keywords that are similar to our trademarks, brand or websites, or misappropriate our data and copy our platform, all of which could cause confusion to our users, divert online customers away from our products and services or harm our reputation.

To divert potential customers from us to such competitors’ or third parties’ websites or platforms, competitors and other third parties may purchase (i) trademarks that are similar to our trademarks and (ii) keywords that are confusingly similar to our brand or websites in the internet search engine advertising programs and in the header and text of the resulting sponsored links or advertisements in order to divert potential customers from us to such competitors’ or third parties’ websites or platforms. Preventing such unauthorized use is inherently difficult. If we are unable to prevent such unauthorized use, competitors and other third parties may continue to drive potential customers away from our platform to competing, irrelevant or potentially offensive platform, which could harm our reputation and cause us to lose revenue.

Our business is highly dependent on the proper functioning and improvement of our information technology systems and infrastructure. Our business and operating results may be harmed by service disruptions, or by our failure to timely and effectively scale up and adjust our existing technology and infrastructure.

Our business depends on the continuous and reliable operation of our information technology (“IT”) systems. Our IT systems are vulnerable to damage or interruption as a result of fires, floods, earthquakes, power losses, telecommunications failures, undetected errors in software, computer viruses, hacking and other attempts to harm our IT systems. Disruptions, failures, unscheduled service interruptions or a decrease in connection speeds could damage our reputation and cause our customers and end-users to migrate to our competitors’ platforms. If we experience frequent or constant service disruptions, whether caused by failures of our own IT systems or those of third-party service providers, then our user experience may be negatively affected, which in turn may have a material and adverse effect on our reputation and business. We may not be successful in minimizing the frequency or duration of service interruptions. As the number of our end-users increases and more user data are generated on our platform, it may be required to expand and adjust technology and infrastructure to continue to reliably store and process content.

Our operations depend on the performance of the Internet infrastructure and fixed telecommunications networks in China, which may experience unexpected system failure, interruption, inadequacy or security breaches.

Almost all access to the Internet in China is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the Ministry of Industry and Information Technology, or the MIIT. Moreover, we primarily rely on a limited number of telecommunication service providers to provide us with data communications capacity through local telecommunication’s lines and Internet data centers to host our servers. We have limited access to alternative networks or services in the event of disruptions, failures or other problems with China’s Internet infrastructure or the fixed telecommunication networks provided by telecommunication service providers. Network flow in China has experienced significant growth during the past few years. Effective bandwidth and server storage at Internet data centers in large cities such as Beijing and Shenzhen are scarce. With the expansion of our business, it may be required to upgrade technology and infrastructure to keep up with the increasing traffic on our platform. We cannot assure you that the Internet infrastructure and the fixed telecommunication networks in China will be able to support the demands associated with the continued growth in the Internet usage. If we cannot increase our capacity to deliver online services, then it may not be able to expand our customer base, and the adoption of our services may be hindered, which could adversely impact our business and profitability.

In addition, we have no control over the costs of the services provided by telecommunication service providers. If the prices we pay for telecommunications and Internet services rise significantly, our results of operations may be materially and adversely affected. Furthermore, if the Internet access fees or other charges to Internet users increase, some users may be prevented from accessing the mobile Internet and thus cause the growth of mobile Internet users to decelerate. Such deceleration may adversely affect our ability to continue to expand our user base.

We use third-party services and technologies in connection with our business, and any disruption to the provision of these services and technologies to us could result in adverse publicity and a slowdown in the growth of our users, which could materially and adversely affect our business, financial condition and results of operations.

Our business partially depends on services provided by, and relationships with, various third parties. Some third-party software we use in our operations is currently publicly available and free of charge. If the owner of any such software decides to charge users or no longer makes the software publicly available, then we may need to incur significant costs to obtain licensing, find replacement software or develop it on our own. If we are unable to obtain licensing, find or develop replacement software at a reasonable cost, or at all, our business and operations may be adversely affected.

We exercise no control over the third parties with whom we have business arrangements. If such third parties increase their prices, fail to provide their services effectively, terminate their service or agreements or discontinue their relationships with us, then we could suffer service interruptions, reduced revenues or increased costs, any of which may have a material adverse effect on our business, financial condition and results of operations.

Our insurance policies may not provide adequate coverage for all claims associate with our business operations.

We maintain various insurance policies, such as group personal accident insurance and corporate employee benefits insurance. However, our insurance coverage is still limited in terms of amount, scope and benefit. Insurance companies in China offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption may result in our incurring substantial costs and the diversion of our resources. Any uninsured business disruption, litigation or legal proceedings or natural disasters, such as epidemics, pandemics or earthquakes, or other events beyond our control could result in substantial costs and the diversion of our management’s attention. If we are to be held liable for uninsured losses or amounts and claims for insured losses exceeding the limits of our insurance coverage, then our business, financial condition, and results of operations may be materially and adversely affected as a result.

We may be subject to claims, disputes or legal proceedings in the ordinary course of our business. If the outcome of these proceedings is unfavorable to us, then our business, results of operations and financial condition could be adversely affected.

We may be subject to claims, disputes, or legal proceedings in the ordinary course of our business from time to time, which could adversely affect our business, results of operations and financial condition. We may receive formal and informal inquiries from governmental authorities and regulators regarding our compliance with applicable laws and regulations, many of which are evolving and subject to interpretation. Claims arising out of actual or alleged violations of laws could be asserted against us by our employees, customers, media partners, competitors, governmental entities in civil or criminal investigations and proceedings or other third parties. These claims could be asserted under a variety of laws, including but not limited to advertising laws, Internet information services laws, intellectual property laws, unfair competition laws, data protection and privacy laws, labor and employment laws, securities laws, real estate laws, tort laws, contract laws, property laws and employee benefit laws. We may also be subject to lawsuits due to actions by our media partners or advertising customers.

There can be no guarantee that we will be successful in defending ourselves in legal and arbitration actions or in asserting our rights under various laws. If the outcome of these proceedings is unfavorable to us, then our business, results of operations and financial conditions could be adversely affected. Even if we are successful in our attempt to defend ourselves in legal and arbitration actions or to assert our rights under various laws, enforcing our rights against the various parties involved may be expensive, time-consuming and ultimately futile. These actions may expose us to negative publicity, substantial monetary damages and legal defense costs, injunctive relief, and criminal and civil fines and penalties, including but not limited to suspension or revocation of our licenses to conduct business.

We may need additional capital to support or expand our business, and we may be unable to obtain such capital in a timely manner or on acceptable terms, if at all.

Although we believe that our anticipated cash flows from operating activities, together with cash on hand, will be sufficient to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next twelve months, we cannot assure you this will be the case. We may also need additional cash resources in the future if it pursues opportunities for investments, acquisitions or similar actions. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity would result in further dilution to our shareholding. The incurrence of indebtedness would result in increased fixed obligations and could result in operational and financial covenants that would restrict our operations. We have historically used bank borrowings to partially finance operations. We cannot assure you that additional financing will be available in amounts sufficient or on terms acceptable to us, if at all.

We are a “controlled company” within the meaning of the applicable Nasdaq listing rules and, as a result, will qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions, you will not have the same protections afforded to shareholders of companies that are subjected to such requirements.

WiMi controls 65.9% of the voting power of our outstanding ordinary shares. As a result, we are a “controlled company” within the meaning of applicable Nasdaq Stock Market Rules. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company.” For so long as we remain a controlled company under that definition, it is permitted to elect to rely, and may rely, on certain exemptions from corporate governance rules, including an exemption from the rule that a majority of our board of directors must be independent directors or that we must establish a nominating committee and a compensation committee composed entirely of independent directors. As a result, you will not have the same protection afforded to shareholders of companies that are subjected to these corporate governance requirements.

Our business may be materially and adversely affected by the effects of natural disasters, health epidemics or similar situation. In particular, the COVID-19 pandemic has already and may continue to cause negative impacts to our business, results of operations and financial condition.

Our business could be materially and adversely affected by natural disasters, such as earthquakes, floods, blizzards, typhoons or fire accidents, epidemics such as avian flu, swine flu, Severe Acute Respiratory Syndrome (or SARS), Ebola, Zika, COVID-19, or other events, such as acts of war, terrorism, environmental accidents, power shortages or communication interruptions.

Since the beginning of 2020, the COVID-19 pandemic has caused temporary closures of shops and facilities in China and around the world. Our business growth in 2021 and 2022 was negatively affected as a result of the COVID-19 pandemic, and we incurred additional implementation costs and general and administrative expenses, which resulted in a decrease in our operating income and net income in 2022. As COVID-19 has negatively affected the broader Chinese economy and the global economy, China may continue to experience lower domestic consumption, higher unemployment, severe disruptions to exporting of goods to other countries and greater economic uncertainty, all of which may materially and adversely affect our business and results of operations. Potential impacts of the COVID-19 pandemic include, but not limited to the following aspects:

●	Temporary closure of offices, travel restrictions or business suspension of our customers’ business have already affected and may continue to adversely affect the demand for our services;

●	Our suppliers may experience supply chain disruption, which could significantly reduce goods supply;

●	Our customers may request additional time for payment or may not pay us at all, which could significantly increase the amount and turnover days of our trade receivables, and require us to record additional allowance for doubtful accounts. For the years ended December 31, 2021, and 2022, we did not experience significant collection issues;

●	Any precautionary measure taken to minimize the risks of COVID-19, including travel restriction, quarantine, provisional request of remote work for employees, cancellation or postponement of industry activities and business travel, could damage our efficiency and productivity during the above-mentioned period and incur additional costs, slow down the brand promotion and marketing efforts, causing short-term fluctuation to our results of operations.

Due to the uncertain nature of the COVID-19 pandemic, it is impossible to reasonably estimate the financial impact brought by the outbreak and countermeasures of COVID-19 pandemic for the time being. In the last several months, the Chinese government has eased COVID-related restrictions and lifted lockdown measures, shifting away from its “zero-COVID” policy, which changes were followed by spikes in the number of COVID cases across mainland China. The effects of the COVID-19 pandemic, including as a result of restrictive quarantine measures imposed by the Chinese government and increased infection rates when such restrictions were lifted or eased, have adversely affected our business, and may continue to adversely affect our business, perhaps significantly, in 2023 and beyond. The extent of the impact will depend on the nature, severity, and duration of the ongoing effects of the COVID-19 pandemic, particularly in mainland China where our operations are primarily located. During such an epidemic outbreak, China may adopt certain hygiene measures, those restrictive measures adversely affected and slowed down the national economic development during that period.

As a result of the ongoing COVID-19 pandemic, our operation is expected to experience slowdown. Our business could be materially and adversely affected if the economic slowdown or suspension continues for a long period.

For example, the effects of a subvariant of the Omicron variant of COVID-19, which may spread faster than the original Omicron variant, as well as the effects of any new variants and subvariants which may develop, including any actions taken by governments, may have the effect of increasing the already-existing supply chain problems or slowing our sales.

The extent to which this pandemic impacts our results of operations will depend on future developments which are highly uncertain and unpredictable, including new outbreaks of COVID-19, the severity of the virus infection, the effectiveness and availability of vaccines, and future actions us or the authorities may take in response to these developments.

We may be materially and adversely affected by the complexity, uncertainties and changes in PRC regulation of the Internet industry and companies.

In the opinion of our PRC counsel, our subsidiaries in the PRC currently have obtained the necessary permits and licenses to operate our business in China. However, the PRC government extensively regulates the Internet industry, including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the Internet industry. These Internet-related laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be in violations of applicable laws and regulations. Issues, risks and uncertainties relating to PRC regulations of the Internet business include, but are not limited to, the following:

●	There are uncertainties relating to the regulation of the Internet business in China, including evolving licensing practices and the requirement for real-name registrations. Permits, licenses or operations at some of our subsidiaries and PRC variable interest entity levels may be subject to challenge, we may not be able to timely obtain or maintain all the required licenses or approvals, permits, or to complete filing, registration or other formalities necessary for our present or future operations, and we may not be able to renew certain permits or licenses or renew certain filing or registration or other formalities.

●	The evolving PRC regulatory system for the Internet industry may lead to the establishment of new regulatory agencies. For example, in May 2011, the State Council announced the establishment of a new department, the State Internet Information Office. The primary role of this new agency is to facilitate the policy-making and legislative development in this field to direct and coordinate with the relevant departments in connection with online content administration and to deal with cross-ministry regulatory matters in relation to the Internet industry. We are unable to determine what policies this new agency or any new agencies to be established in the future may have or how they may interpret existing laws, regulations and policies and how they may affect us. Further, new laws, regulations or policies may be promulgated or announced that will regulate Internet activities, including online video and online advertising businesses. If these new laws, regulations or policies are promulgated, additional licenses may be required for our operations. If our operations do not comply with these new regulations after they become effective, or if we fail to obtain any licenses required under these new laws and regulations, we could be subject to penalties, and our business could be disrupted.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies relating to the Internet industry have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, Internet businesses in China, including our business. There are also risks that we may be found to violate the existing or future laws and regulations given the uncertainty and complexity of China’s regulation of Internet business.

Our business generates and processes a large amount of data, and we are required to comply with PRC laws and regulations relating to cyber security. These laws and regulations could create unexpected costs, subject us to enforcement actions for compliance failures, or restrict portions of our business or cause us to change our data practices or business model.

Our business generates and processes a large quantity of data. We face risks inherent in handling and protecting large volume of data. In particular, we face a number of challenges relating to data we collect through our game distribution platform, including:

●	protecting the data in and hosted on our system, including against attacks on our system by outside parties or fraudulent behavior or improper use by our employees;

●	addressing concerns related to privacy and sharing, safety, security and other factors; and

●	complying with applicable laws, rules and regulations relating to the collection, use, storage, transfer, disclosure and security of personal information, including any requests from regulatory and government authorities relating to this data.

Governments around the world, including the PRC government, have enacted or are considering legislation related to online businesses. There may be an increase in legislation and regulation related to the collection and use of anonymous internet user data and unique device identifiers, such as IP address or mobile unique device identifiers, and other data protection and privacy regulation. The PRC regulatory and enforcement regime with regard to data security and data protection is evolving. We may be required by Chinese governmental authorities to share personal information and data that we collect to comply with PRC laws relating to cybersecurity. All these laws and regulations may result in additional expenses to us, and any non-compliance may subject us to negative publicity which could harm our reputation and negatively affect the trading price of our ordinary shares. There are also uncertainties with respect to how these laws will be implemented in practice. PRC regulators have been increasingly focused on regulation in the areas of data security and data protection. We expect that these areas will receive greater attention and focus from regulators, as well as attract continued or greater public scrutiny and attention going forward, which could increase our compliance costs and subject it to heightened risks and challenges associated with data security and protection. If we are unable to manage these risks, we could become subject to penalties, fines, suspension of business and revocation of required licenses, and our reputation and results of operations could be materially and adversely affected. In addition, regulatory authorities around the world have recently adopted or are considering a number of legislative and regulatory proposals concerning data protection. These legislative and regulatory proposals, if adopted, and the uncertain interpretations and application thereof could, in addition to the possibility of fines, result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations.

We may be liable for improper use or appropriation of personal information provided directly or indirectly by our customers or end users.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

We expect to obtain information about various aspects of our operations as well as regarding our employees and third parties. We also maintain information about various aspects of our operations as well as regarding our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers, end users and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that it collects, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017.

Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020, and effective from January 1, 2021) provides main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, MIIT, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection.

The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments.” The cybersecurity review will also investigate the potential national security risks from overseas IPOs.

On December 28, 2021, the Cyberspace Administration of China jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022, and replaced the former Measures for Cybersecurity Review (2020). Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services, and online platform operator (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. Since we are not an operator, it does not control the personal information of more than one million users and does not collect data that affects or could affect national security. In the foreseeable future, we will not collect personal information of more than one million users or collect data that affects or may affect national security, and we will not be required to apply for a cybersecurity review under the Cybersecurity Review Measures (2021). As of the date of this report, we have not received any notification from any PRC government agency regarding any requirement by us to go through a cybersecurity review. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

Since the Cybersecurity Review Measures are relativity new, the implementation and interpretation are not yet clear. There are uncertainties about how such regulations will affect us and our listing on Nasdaq. In the event that the Cyberspace Administration of China determines that we are subject to these regulations, we may be required to be delisted from Nasdaq and we may be subject to fines and penalties.

On June 10, 2021, the Standing Committee of the NPC promulgated the PRC Data Security Law, which will take effect on September 1, 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits The costs of compliance with, and other burdens imposed by, CSL and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business.

On August 20, 2021, the Standing Committee of the NPC approved the Personal Information Protection Law (“PIPL”), which will become effective on November 1, 2021. The PIPL regulates collection of personal identifiable information and seeks to address the issue of algorithmic discrimination. Companies in violation of the PIPL may be subject to warnings and admonishments, forced corrections, confiscation of corresponding income, suspension of related services, and fines.

To implement the security assessment mechanisms for cross-border transfers out of China of data under the Cyber Security Law, the Data Security Law, and the PIPL, the CAC promulgated the Security Assessment Measures, which took effect on September 1, 2022, and published the Security Assessment Guide on August 31, 2022. Under the Security Assessment Measures, a mandatory security assessment is required for data transfers out of mainland China under any of the following circumstances: (i) transfer of important data by data processors; (ii) transfer of personal information by critical information infrastructure operators and data processors that process personal information of more than one million individuals; (iii) transfer of personal information by data processors that have transferred either personal information of over 100,000 individuals or sensitive personal information of over 10,000 individuals abroad since January 1 of the preceding year; and (iv) other situations as determined by the CAC. We understand that the Security Assessment Measures cover (1) overseas transmission and storage by data processors of data generated during PRC domestic operations, and (2) access to or use of the data collected and generated by data processors and stored in the PRC by overseas institutions, organizations, or individuals. The Security Assessment Measures have retroactive effect for relevant cross-border data transfers out of mainland China conducted prior to September 1, 2022, and data processors have until February 28, 2023, to undergo mandatory security assessment for such prior relevant cross-border data transfers.

To implement the standard contract mechanism for cross-border transfers out of China of personal information under the PIPL, on February 22, 2023, the CAC published the Measures for the Standard Contract for Outbound Cross-Border Transfer of Personal Information, along with the final version of the PRC Standard Contract, which will be effective on June 1, 2023. Going forward, personal information processors may conclude a PRC Standard Contract with overseas recipients of personal information to comply with PIPL requirements for cross-border transfers out of mainland China of personal information that do not need to undergo a security assessment.

To implement the personal information protection certification mechanism for cross-border transfers out of China of personal information under the PIPL, on November 4, 2022, the CAC and SAMR jointly issued the Notification on the Implementation of Personal Information Protection Certification. In parallel, on December 16, 2022, the National Information Security Standardization Technical Committee released an updated version of the Certification Specification which provides the general principles and detailed requirements for personal information processors engaging in the cross-border transfer out of mainland China of personal information to meet in order to obtain a personal information protection certification from qualified certification institutions for cross-border transfers out of China of personal information governed by the PIPL. However, the list of qualified certification institutions has not been released to date.

We are not subject to the cybersecurity review by the CAC, given that: (i) our products and services are offered not directly to individual users but through our business customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the PIPL and the measures promulgated thereunder will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the PIPL. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We offer our central processing algorithm services mainly to corporate clients and has limited interactions with individual end-users, which means our potential access or exposure to end-users’ personal identifiable information is limited. However, in the event us inadvertently accesses or becomes exposed to end-users’ personal identifiable information, through our corporate clients’ end-user-facing applications which access or store end users’ personal identifiable information, then we may face heightened exposure to the PIPL.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend our relevant business, shut down our website, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

As of the date of this report, our Hong Kong subsidiaries do not have any material operation in Hong Kong and they have not collected, stored, or managed any personal information in Hong Kong. Therefore, we have concluded that currently it does not expect that laws and regulations in Mainland China on data security, data protection, or cybersecurity to be applied to our Hong Kong subsidiaries or that the oversight of the Cyberspace Administration of China will be extended to our operations outside of Mainland China. In Hong Kong, the Personal Data (Privacy) Ordinance (Cap. 486) of Hong Kong), or the PDPO, applies to data users, which control the collection, holding, processing or use of personal data in Hong Kong. Our Hong Kong subsidiaries are subject to the general requirements under PDPO including the need to obtain the prescribed consent of the data subject and to take all practicable steps to protect the personal data held by data users against unauthorized or accidental access, loss or use. Breaches of the PDPO may lead to a variety of civil and criminal sanctions including fines and imprisonment. In addition, data subjects have a right to bring proceedings in court to seek compensation for damage. We cannot guarantee that we are, or will be, in compliance with all applicable international regulations as they are enforced now or as they evolve. As of the date of this report, our Hong Kong subsidiaries do not have any material operation in Hong Kong and therefore, we believe that the PDPO will not be applied to our Hong Kong subsidiaries.

We and our subsidiaries have a limited customer base and depend on a small number of customers for a significant portion of revenues which may result in heightened concentration risk.

Due to the nature of our business and our limited operating history, we and our subsidiaries have a limited customer base and have depended on a small number of customers for a significant portion of revenues. For the years ended December 31, 2021 and 2022, we had 248 and 173 customers who engaged us to provide central processing algorithm services and intelligent chips and services business, respectively. For the years ended December 31, 2021 and 2022, we derived 23.9% and 18.5% of our total revenues from a single largest customer, respectively. In terms of accounts receivable for the years ended December 31, 2021 and 2022, we derived 45.2% and 57.8% of our accounts receivable from three largest and two largest customers, respectively.

Our ability to maintain close relationships with our top customers is essential to the growth and profitability of our business. If we fail to retain these top customers in any particular period, or if a large customer enters into fewer engagements with us, or fail to enter into any engagements with us, or if we fail to develop additional major customers, or if we fail to develop additional major customers, then our revenue could decline, which may adversely affect our results of operations.

We and our subsidiaries depend on a limited number of vendors for a significant portion of our purchase which may result in heightened concentration risk.

We and our subsidiaries, also conduct business with a limited number of vendors. For the years ended December 31, 2021 and 2022, 61.2% and 11.3% of our total purchases were from three and one vendors, respectively. In terms of accounts payable for the years ended December 31, 2021 and 2022, 95.8% and 82.4% of our accounts payable were from six and three vendors, respectively.

Our financial results could be materially and adversely affected if any one supplier fails to fulfill our contractual obligations, or if we are unable to find other suppliers to provide the same level of supplies. In addition, we cannot assure you that performance by third-party vendors will be satisfactory, and if they under-perform, it will have a material adverse effect on the cash flows or profitability of our business.

Risk Factors Relating to Doing Business in China

Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

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

The business that we conduct through our subsidiaries is not subject to Special Management Measures for the Market Entry of Foreign Investment (Negative List) (2021 Version) (the “2021 Negative List”) issued by MOFCOM and the National Development and Reform Commission, but it is unclear whether any new “negative list” to be issued under the Foreign Investment Law will be different from the 2021 Negative List.

If the chops of our PRC subsidiaries and their respective subsidiaries, are not kept safely, are stolen or are used by unauthorized persons or for unauthorized purposes, the corporate governance of these entities could be severely and adversely compromised.

In China, a company chop or seal serves as the legal representation of the company towards third parties even when unaccompanied by a signature. Each legally registered company in China is required to maintain a company chop, which must be registered with the local Public Security Bureau. In addition to this mandatory company chop, companies may have several other chops which can be used for specific purposes. The chops of our PRC subsidiaries are generally held securely by personnel designated or approved by us in accordance with our internal control procedures. To the extent those chops are not kept safely, are stolen or are used by unauthorized persons or for unauthorized purposes, the corporate governance of these entities could be severely and adversely compromised and those corporate entities may be bound to abide by the terms of any documents so chopped, even if they were chopped by an individual who lacked the requisite power and authority to do so. In addition, if the chops are misused by unauthorized persons, we could experience disruption to our normal business operations. We may have to take corporate or legal action, which could involve significant time and resources to resolve while distracting management from our operations.

The PRC government exerts substantial influence over the manner in which we, our subsidiaries must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if we are required to obtain approval in the future and was denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in our laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central data security, anti-monopoly policies or local PRC governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest itself of any interest it then hold in Chinese properties.

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

As such, our business segments may be subject to various government and regulatory interference in the provinces in which they operate. We could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Furthermore, it is uncertain when and whether we will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although we are currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry.

We are or may be required to obtain certain permissions from Chinese authorities to issue securities to foreign investors.

We are not currently required to obtain prior approval or prior permission from the CSRC, or any other Chinese regulatory authority under the Chinese laws and regulations currently in effect to issue securities to foreign investors. On February 17, 2023, the CSRC promulgated a new set of regulations that consists of the Trial Administrative Measures for Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which will become effective on March 31, 2023. Pursuant to the Trial Measures, we may be required to submit filings to the CSRC following the submission of future overseas listings and the completion of future offerings of our equity securities to foreign investors.

Adverse changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business, financial condition and results of operations.

Substantially all of our revenues are generally sourced from China. Accordingly, our results of operations, financial condition and prospects are influenced by economic, political and legal developments in China. Economic reforms begun in the late 1970s have resulted in significant economic growth. However, any economic reform policies or measures in China may from time to time be modified or revised. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While the PRC economy has experienced significant growth in the past 30 years, growth has been uneven across different regions and among different economic sectors. The Chinese government has implemented measures to encourage economic growth and guide the allocation of the resources. Some of these measures may benefit the overall Chinese economy but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations.

Although the PRC economy has grown significantly in the past decade, that growth may not continue, as evidenced by the slowing of the growth of the PRC economy since 2012. Any adverse changes in economic conditions in China, in the policies of the PRC government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, lead to reduction in demand for our services and adversely affect our competitive position.

A severe or prolonged downturn in the PRC or global economy and political tensions between the United States and China could materially and adversely affect our business and our financial condition.

The global macroeconomic environment is facing challenges, including the end of quantitative easing by the U.S. Federal Reserve, the economic slowdown in the Eurozone since 2014 and uncertainties over the impact of Brexit. The Chinese economy has shown slower growth compared to the previous decade since 2012 and the trend may continue. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. There have been concerns over unrest and terrorist threats in the Middle East, Europe and Africa, which have resulted in market volatility.

If we plan to expand our business internationally and do business cross-border in the future, any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our products and services, impact our competitive position, or prevent us from being able to conduct business in certain countries. If any new tariffs, legislation, or regulations are implemented, or if existing trade agreements are renegotiated, such changes could adversely affect our business, financial condition, and results of operations. In particular, there have been heightened tensions in international economic relations between the United States and China. The U.S. government has recently imposed, and has recently proposed to impose additional, new, or higher tariffs on certain products imported from China to penalize China for what the U.S. government characterizes as unfair trade practices. China has responded by imposing, and proposing to impose additional, new, or higher tariffs on certain products imported from the United States. Following mutual retaliatory actions for months, on January 15, 2020, the United States and China entered into the Economic and Trade Agreement Between the United States of America and the People’s Republic of China as a phase one trade deal, effective on February 14, 2020. Although the direct impact of the current international trade tension, and any escalation of such tension, on the AR industry in China is uncertain, the negative impact on general, economic, political and social conditions may adversely impact our business, financial condition and results of operations.

In addition, the recent market panics over the global outbreak of COVID-19 materially and negatively affected the global financial markets in March 2020, which may cause potential slowdown of the global economy. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China. Any severe or prolonged slowdown in the global or Chinese economy and the political tensions between the United States and China may materially and adversely affect our business, financial condition, results of operations and prospects.

The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies, including companies based in China, upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.

Our auditor is registered with the PCAOB and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor, Onestop Assurance PAC, is headquartered in Singapore. Therefore, our auditor is subject to the Determination announced by the PCAOB on December 16, 2021. Moreover, since the PCAOB Determination on December 15, 2022, the PCAOB currently has access to inspect the audit workpapers of our PRC subsidiaries or any PRC-based subsidiary. Notwithstanding the foregoing, in the future, if there is any regulatory change or steps taken by the PRC regulators that do not permit Onestop Assurance PAC to provide audit documentation located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCA Act, as the same may be amended, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCA Act. However, in the event the PRC authorities would further strengthen regulations over auditing work of Chinese companies listed on the U.S. stock exchanges, which would prohibit our current auditor to perform work in China, then we would need to change our auditor and the audit workpapers prepared by our new auditor may not be inspected by the PCAOB without the approval of the PRC authorities, in which case the PCAOB may not be able to fully evaluate the audit or the auditors’ quality control procedures. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC, Nasdaq or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within three years, may result in the delisting of us in the future if the PCAOB is unable to inspect our accounting firm at such future time.

Uncertainties in the promulgation, interpretation and enforcement of PRC laws and regulations could limit the legal protections available to you and us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the promulgation of new rules and explanations and interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties. For example, the enforcement of laws and rules and regulations in China can change quickly with little advance notice and there are risks that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our ordinary shares.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Specifically, rules and regulations in China can change quickly with little advance notice.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations.

We are subject to extensive and evolving legal system in the PRC, non-compliance with which, or changes in which, may materially and adversely affect our business and prospects, and may result in a material change in our operations and/or the value of our ordinary shares or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

PRC companies are subject to various PRC laws, regulations and government policies and the relevant laws, regulations and policies continue to evolve. Recently, the PRC government is enhancing supervision over companies seeking listings overseas and some specific business or activities such as the use of variable interest entities and data security or anti-monopoly. The PRC government may adopt new measures that may affect our operations, or may exert more oversight and control over offerings conducted outside of China and foreign investment in China-based companies, and we may be subject to challenges brought by these new laws, regulations and policies. However, since these laws, regulations and policies are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties. Furthermore, as we may be subject to additional, yet undetermined, laws and regulations, compliance may require us to obtain additional permits and licenses, complete or update registrations with relevant regulatory authorities, adjust our business operations, as well as allocate additional resources to monitor developments in the relevant regulatory environment. However, under the stringent regulatory environment, it may take much more time for the relevant regulatory authorities to approve new applications for permits and licenses, and complete or update registrations and we cannot assure you that we will be able to comply with these laws and regulations promptly or at all. The failure to comply with these laws and regulations may delay, or possibly prevent us to conduct business, accept foreign investments, or be listed overseas.

The occurrence of any of these events may materially and adversely affect our business and prospects and may result in a material change in our operations and/or the value of our ordinary shares or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors.

Under the PRC enterprise income tax law, we may be classified as a “PRC resident enterprise”, which could result in unfavorable tax consequences to us and our shareholders and have a material adverse effect on our results of operations and the value of your investment.

Under the PRC enterprise income tax law that became effective on January 1, 2008, an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on our worldwide income. On April 22, 2009, the State Administration of Taxation, or the SAT, issued the Notice Regarding the Determination of Chinese-Controlled Overseas Incorporated Enterprises as PRC Tax Resident Enterprise on the Basis of De Facto Management Bodies, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Further to SAT Circular 82, on August 3, 2011, the SAT issued the Administrative Measures of Enterprise Income Tax of Chinese-Controlled Offshore Incorporated Resident Enterprises (Trial), or SAT Bulletin 45, which became effective on September 1, 2011, to provide more guidance on the implementation of SAT Circular 82.

According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be considered a PRC tax resident enterprise by virtue of having our “de facto management body” in China and will be subject to PRC enterprise income tax on our worldwide income only if all of the following conditions are met: (a) the senior management and core management departments in charge of our daily operations function have their presence mainly in the PRC; (b) our financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC; (c) our major assets, accounting books, company seals, and minutes and files of our board and shareholders’ meetings are located or kept in the PRC; and (d) not less than half of the enterprise’s directors or senior management with voting rights habitually reside in the PRC. SAT Bulletin 45 further clarifies the resident status determination, post-determination administration as well as competent tax authorities.

Although SAT Circular 82 and SAT Bulletin 45 only apply to offshore incorporated enterprises controlled by PRC enterprises or PRC enterprise group instead of those controlled by PRC individuals or foreigners, the determination criteria set forth therein may reflect SAT’s general position on how the term “de facto management body” could be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, individuals or foreigners.

We believe that none of our entities outside of China is a PRC resident enterprise for PRC tax purposes even if the standards for “de facto management body” prescribed in the SAT Circular 82 are applicable to us. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that the company or any of our subsidiaries outside of China is a PRC resident enterprise for enterprise income tax purposes, we may be subject to PRC enterprise income on our worldwide income at the rate of 25%, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations.

Although dividends paid by one PRC tax resident to another PRC tax resident should qualify as “tax-exempt income” under the enterprise income tax law, we cannot assure you that dividends by our PRC subsidiaries to our Cayman Islands holding company will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax on dividends, and the PRC tax authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.

Non-PRC resident holders of our ordinary shares may also be subject to PRC withholding tax on dividends paid by us and PRC tax on gains realized on the sale or other disposition of ordinary shares, if such income is sourced from within the PRC. The tax would be imposed at the rate of 10% in the case of non-PRC resident enterprise holders and 20% in the case of non-PRC resident individual holders. In the case of dividends, we would be required to withhold the tax at source. Any PRC tax liability may be reduced under applicable tax treaties or similar arrangements. Although our holding company is incorporated in the Cayman Islands, it remains unclear whether dividends received and gains realized by our non-PRC resident holders of our ordinary shares will be regarded as income from sources within the PRC if we are classified as a PRC resident enterprise. Any such tax will reduce the returns on your investment in our ordinary shares.

We cannot assure you that the PRC tax authorities will not, at their discretion, adjust any capital gains and impose tax return filing and withholding or tax payment obligations with respect to any internal restructuring, and our PRC subsidiaries may be requested to assist in the filing. Any PRC tax imposed on a transfer of our shares not through a public stock exchange, or any adjustment of such gains would cause us to incur additional costs and may have a negative impact on the value of your investment in the company.

We may not be able to obtain certain benefits under relevant tax treaties on dividends paid by our PRC subsidiaries to us through our Hong Kong subsidiaries.

We are an exempted company with limited liability, used as holding company, incorporated under the laws of the Cayman Islands and as such rely on dividends and other distributions on equity from our PRC subsidiaries, as paid to us through our Hong Kong subsidiaries, to satisfy part of our liquidity requirements. Pursuant to the PRC Enterprise Income Tax Law, a withholding tax rate of 10% currently applies to dividends paid by a PRC “resident enterprise” to a foreign enterprise investor, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for preferential tax treatment. Pursuant to the Arrangement between the Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, and Circular 81 issued by the State Administration of Taxation, such withholding tax rate may be lowered to 5% if the PRC enterprise is at least 25% held by a Hong Kong enterprise throughout the 12 months prior to distribution of the dividends and is determined by the relevant PRC tax authority to have satisfied other requirements. Furthermore, under the Administrative Measures for Non-Resident Enterprises to Enjoy Treatments under Tax Treaties, which became effective in August 2015, the non-resident enterprises shall determine whether they are qualified for preferential tax treatment under the tax treaties and file relevant reports and materials with the tax authorities. There are also other conditions for benefiting from the reduced withholding tax rate according to other relevant tax rules and regulations. We cannot assure you that our determination regarding our Hong Kong subsidiaries’ qualification to benefit from the preferential tax treatment will not be challenged by the relevant PRC tax authority or that we will be able to complete the necessary filings with the relevant PRC tax authority and benefit from the preferential withholding tax rate of 5% under the Double Taxation Avoidance Arrangement with respect to dividends to be paid by our PRC subsidiaries to our Hong Kong subsidiaries.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

We face uncertainties regarding the reporting on and consequences of previous private equity financing transactions involving the transfer and exchange of shares in us by non-resident investors. In February 2015, the SAT issued the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or SAT Bulletin 7, as amended in 2017. Pursuant to this bulletin, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to SAT Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immovable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consist of direct or indirect investment in China or if our income mainly derives from China; whether the offshore enterprise and our subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immovable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. SAT Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

There is uncertainty as to the application of SAT Bulletin 7. We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries or investments. We may be subject to filing obligations or taxed if we are transferor in such transactions, and may be subject to withholding obligations if we are transferee in such transactions under SAT Bulletin 7. For transfer of shares in us by investors that are non-PRC resident enterprises, our PRC subsidiaries may be requested to assist in the filing under SAT Bulletin 7. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that we should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

Certain judgments obtained against us by our shareholders may not be enforceable.

We are a Cayman Islands exempted company and substantially all of our current operations are conducted in China. In addition, most of our current directors and officers are nationals and residents of countries other than the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the U.S. federal securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the Cayman Islands and of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

Implementation of labor laws and regulations in China may adversely affect our business and results of operations.

Pursuant to the labor contract law that took effect in January 2008, our implementation rules that took effect in September 2008 and our amendment that took effect in July 2013, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. Due to lack of detailed interpretative rules and uniform implementation practices and broad discretion of the local competent authorities, it is uncertain as to how the labor contract law and our implementation rules will affect our current employment policies and practices. Our employment policies and practices may violate the labor contract law or our implementation rules, and we may thus be subject to related penalties, fines or legal fees. Compliance with the labor contract law and our implementation rules may increase our operating expenses, in particular our personnel expenses. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the labor contract law and our implementation rules may also limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations. According to the Social Insurance Law and the Regulations on the Management of Housing Fund, employees must participate in pension insurance, work-related injury insurance, medical insurance, unemployment insurance and maternity insurance and housing funds, and the employers must, together with their employees or separately, pay the social insurance premiums and housing funds for such employees.

As the interpretation and implementation of these laws and regulations are still evolving, we cannot assure you that our employment practice will at all times be deemed in full compliance with labor-related laws and regulations in China, which may subject us to labor disputes or government investigations. If we are deemed to have violated relevant labor laws and regulations, we could be required to provide additional compensation to our employees and our business, financial condition and results of operations could be materially and adversely affected.

Further, labor disputes, work stoppages or slowdowns at our operations or any of our third-party service providers could significantly disrupt daily operation or our expansion plans and have a material adverse effect on our business.

The M&A Rules and certain other PRC regulations may make it more difficult for us to pursue growth through acquisitions.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established complex procedures and requirements for acquisition of Chinese companies by foreign investors, including requirements in some instances that the Ministry of Commerce of the PRC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law promulgated by the Standing Committee of the National People’s Congress, which became effective in 2008, requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds must be cleared by the Ministry of Commerce before they can be completed. In addition, the security review rules issued by the Ministry of Commerce and became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the Ministry of Commerce, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement.

In the future, we may pursue potential strategic acquisitions that are complementary to our business and operations. Complying with the requirements of the above-mentioned regulations and other rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval or clearance from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share. Furthermore, according to the M&A Rules, if a PRC entity or individual plans to merger or acquire our related PRC entity through an overseas company legitimately incorporated or controlled by such entity or individual, such a merger and acquisition will be subject to examination and approval by the Ministry of Commerce. The application and interpretations of M&A Rules are still uncertain, and there is possibility that the PRC regulators may promulgate new rules or explanations requiring that we obtain approval of the Ministry of Commerce for our completed or ongoing mergers and acquisitions. There is no assurance that we can obtain such approval from the Ministry of Commerce for our mergers and acquisitions, and if we fail to obtain those approvals, we may be required to suspend our acquisition and be subject to penalties. Any uncertainties regarding such approval requirements could have a material adverse effect on our business, results of operations and corporate structure.

Furthermore, the M&A Rules, among other things, purport to require that an offshore special purpose vehicle controlled directly or indirectly by PRC domestic companies or individuals and formed for purposes of overseas listing through acquisition of PRC domestic interests obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The CSRC has not issued any definitive rules or interpretations concerning whether offerings such as this offering are subject to the CSRC approval procedures under the M&A Rules. In the opinion of our PRC counsel, we are not required to obtain approvals from the CSRC under the M&A Rules for listing and trading of the securities, because (i) the CSRC currently has not issued any definitive rules or interpretations concerning whether offerings are subject to the CSRC approval procedures under the M&A Rules, (ii) we established a WFOE utilizing foreign direct investment that is not through a merger or acquisition of the equity or asset of a “PRC domestic company” as defined under the M&A Rules;. However, uncertainties still exist as to how the M&A Rules will be interpreted and implemented and the opinion stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules.

PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us or otherwise expose us to liability and penalties under PRC law.

The State Administration of Foreign Exchange (“SAFE”) promulgated the Circular on Relevant Issues Relating to PRC Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, in July 2014 that requires PRC residents or entities to register with SAFE or our local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC residents or entities, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions.

SAFE Circular 37 is issued to replace the Circular on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments through Overseas Special Purpose Vehicles. If our shareholders who are PRC residents or entities do not complete their registration with the local SAFE branches, our PRC subsidiaries may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiaries. Moreover, failure to comply with SAFE registration described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest of us, nor can we compel our shareholders to comply with the requirements of SAFE Circular 37. As a result, we cannot assure you that all of our shareholders who are PRC residents or entities have complied with, and will in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 37. Failure by such shareholders to comply with SAFE Circular 37, or failure by us to amend the foreign exchange registrations of our PRC subsidiaries, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds it receives from offshore financing activities to make loans to or make additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.

Any transfer of funds by us to our PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to our PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce in our local branches and registration with a local bank authorized by SAFE. In addition, (i) any foreign loan procured by our PRC subsidiaries is required to be registered with SAFE or our local branches or filed with SAFE in our information system; and (ii) our PRC subsidiaries may not procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). Any medium- or long-term loan to be provided by us to the VIE must be registered with the National Development and Reform Commission and SAFE or our local branches. We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our PRC subsidiaries. If we fail to receive such approvals or complete such registration or filing, our ability to use the proceeds it receives from our offshore financing activities and to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our business. There is, in effect, no statutory limit on the amount of capital contribution that we can make to our PRC subsidiaries. This is because there is no statutory limit on the amount of registered capital for our PRC subsidiaries, and we are allowed to make capital contributions to our PRC subsidiaries by subscribing for their initial registered capital and increased registered capital, provided that the PRC subsidiaries complete the relevant filing and registration procedures.

With respect to loans to our PRC subsidiaries by us, (i) if the PRC subsidiaries adopt the traditional foreign exchange administration mechanism, or the Current Foreign Debt Mechanism, the outstanding amount of the loans shall not exceed the difference between the total investment and the registered capital of the PRC subsidiaries; and (ii) if the PRC subsidiaries adopt the foreign exchange administration mechanism as provided in Notice of the People’s Bank of China on Matters concerning the Macro-Prudential Management of Full-Covered Cross-Border Financing, or the PBOC Notice No. 9, the risk-weighted outstanding amount of the loans, which shall be calculated based on the formula provided in PBOC Notice No. 9, shall not exceed 200% of the net asset of the PRC subsidiaries. According to the PBOC Notice No. 9, after a transition period of one year since the promulgation of PBOC Notice No. 9, the PBOC and SAFE will determine the cross-border financing administration mechanism for the foreign-invested enterprises after evaluating the overall implementation of PBOC Notice No. 9. As of the date hereof, neither the PBOC nor SAFE has promulgated and made public any further rules, regulations, notices or circulars in this regard. It is uncertain which mechanism will be adopted by the PBOC and SAFE in the future and what statutory limits will be imposed on us when providing loans to our PRC subsidiaries. Currently, our PRC subsidiaries have the flexibility to choose between the Current Foreign Debt Mechanism and the Notice No. 9 Foreign Debt Mechanism. However, if a more stringent foreign debt mechanism becomes mandatory, our ability to provide loans to our PRC subsidiaries or our consolidated affiliated entities may be significantly limited, which may adversely affect our business, financial condition and results of operations.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises, or SAFE Circular 19, effective as of June 1, 2015, as amended by Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account, or SAFE Circular 16, effective on June 9, 2016, allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit FIEs from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under our business scope. As a result, we are required to apply Renminbi funds converted from the net proceeds us received from our offshore financing activities within the business scopes of our PRC subsidiaries. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to use Renminbi converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in China by their subsidiaries, to invest in or acquire any other PRC companies through our PRC subsidiaries, which may adversely affect our business, financial condition and results of operations.

Our PRC subsidiaries are subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our ordinary shares.

We are a holding company incorporated in the Cayman Islands. We rely on dividends from our PRC subsidiaries for our cash and financing requirements, such as the funds necessary to pay dividends and other cash distributions to our shareholders, including holders of our ordinary shares, and service any debt us may incur. Current PRC regulations permit our PRC subsidiaries to pay dividends to us only out of their accumulated after-tax profits upon satisfaction of relevant statutory condition and procedures, if any, determined under Chinese accounting standards and regulations. In addition, our PRC subsidiaries are required to set aside at least 10% of their accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of our registered capital. Furthermore, if our PRC subsidiaries incur debt on their behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us, which may restrict our ability to satisfy our liquidity requirements.

In addition, the Enterprise Income Tax Law of the PRC, or the PRC EIT Law, and our implementation rules provide that withholding tax rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated.

Fluctuations in exchange rates could have a material adverse effect on our results of operations and the value of your investment.

The value of the Renminbi against the U.S. dollar and other currencies is affected by changes in China’s political and economic conditions and China’s foreign exchange policies, among other things. In 2005, the PRC government changed our decades-old policy of pegging the value of the Renminbi to the U.S. dollar, and the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between Renminbi and the U.S. dollar remained within a narrow band. Since June 2010, Renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably. With the development of the foreign exchange market and progress towards interest rate liberalization and Renminbi internationalization, the PRC government may in the future announce further changes to the exchange rate system and we cannot assure you that Renminbi will not appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between Renminbi and the U.S. dollar in the future.

Governmental control of currency conversion may limit our ability to utilize revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in Renminbi. Under our current corporate structure, our Cayman Islands holding company may rely on dividend payments from our PRC subsidiaries to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of our PRC subsidiaries in China may be used to pay dividends to us. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of our PRC subsidiaries and consolidated affiliated entities to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi.

In light of the flood of capital outflows of China in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped up scrutiny of major outbound capital movement including overseas direct investment. More restrictions and substantial vetting process are put in place by SAFE to regulate cross-border transactions falling under the capital account. If any of our shareholders regulated by such policies fail to satisfy the applicable overseas direct investment filing or approval requirement timely or at all, it may be subject to penalties from the relevant PRC authorities. The PRC government may at our discretion further restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or we to fines and other legal or administrative sanctions.

Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly listed companies may submit applications to SAFE or our local branches for the foreign exchange registration with respect to offshore special purpose companies. In the meantime, our directors, executive officers and other employees who are PRC citizens or who are non-PRC residents residing in the PRC for a continuous period of not less than one year, subject to limited exceptions, and who have been granted incentive share awards by us, may follow the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or 2012 SAFE notices, promulgated by the SAFE in 2012. Pursuant to the 2012 SAFE notices, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. Our executive officers and other employees who are PRC citizens or who reside in the PRC for a continuous period of not less than one year and who have been granted options are subject to these regulations. Failure to complete the SAFE registrations may subject them to fines, and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries and limit our PRC subsidiaries’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

The SAT has issued certain circulars concerning employee share options and restricted shares. Under these circulars, our employees working in China who exercise share options or are granted restricted shares will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other PRC governmental authorities.

Our leased property interests may be defective and our right to lease the properties affected by such defects may be challenged, which could adversely affect our business.

According to the PRC Land Administration Law, land in urban districts is owned by the state. The owner of a property built on state-owned land must possess the proper land and property title certificate to demonstrate that it is the owner of the premises and that it has the right to enter into lease contracts with the tenants or to authorize a third party to sublease the premises. Some of the landlords of our leasing center locations have failed to provide the title certificates to us. Our right to lease the premises may be interrupted or adversely affected if our landlords are not the property owners and the actual property owners should appear.

In addition, the title certificate usually records the approved use of the state-owned land by the government and the property owner is obligated to follow the approved use requirement when making use of the property. In the case of failure to utilize the property in accordance with the approved use, the land administration authorities may order the tenant to cease utilizing the premises or even invalidate the contract between the landlord and the tenant. If our use of the leased premises is not in full compliance with the approved use of the land, we may be unable to continue to use the property, which may cause disruption to our business.

If we are classified as a PRC resident enterprise for PRC enterprise income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the PRC Enterprise Income Tax Law and our implementation rules, an enterprise established outside of the PRC with our “de facto management body” within the PRC is considered a “resident enterprise” and will be subject to the enterprise income tax on our global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In 2009, the State Administration of Taxation, or SAT, issued a circular, known as SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular applies only to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the criteria set forth in the circular may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises. According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having our “de facto management body” in China, and will be subject to PRC enterprise income tax on our global income only if all of the following conditions are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC.

We believe we are not a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that we are a PRC resident enterprise for enterprise income tax purposes, we would be subject to PRC enterprise income tax on our worldwide income at the rate of 25%. Furthermore, we would be required to withhold a 10% tax from dividends us pays to our shareholders that are non-resident enterprises. In addition, non-resident enterprise shareholders may be subject to PRC tax on gains realized on the sale or other disposition of ordinary shares, if such income is treated as sourced from within the PRC. Furthermore, if we are deemed a PRC resident enterprise, dividends paid to our non-PRC individual shareholders and any gain realized on the transfer of the ordinary shares by such shareholders may be subject to PRC tax at a rate of 20% (which, in the case of dividends, may be withheld at source by us). These rates may be reduced by an applicable tax treaty, but it is unclear whether non-PRC shareholders of us would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in the ordinary shares.

Risk Factors Relating to an Investment in our Ordinary Shares

Certain judgments obtained against us by our shareholders may not be enforceable.

We are a company incorporated under the laws of the Cayman Islands. We conduct most of our operations in China and substantially all of our operations outside of the United States. Most of our assets are located in China, and substantially all of our assets are located outside of the United States. In addition, most of our senior executive officers reside within China for a significant portion of the time and most are PRC nationals. Substantially all of the assets of these persons are located outside the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the U.S. federal securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the Cayman Islands and of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

The market price for our Ordinary Shares have fluctuated and may be volatile.

The trading price of our Ordinary Shares have fluctuated since we first listed our Ordinary Shares on NASDAQ. The trading price of our Ordinary Shares could fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors, including the performance and fluctuation of the market prices of other companies with business operations located mainly in China that have listed their securities in the United States. In addition to market and industry factors, the price and trading volume for our Ordinary Shares may be highly volatile for factors specific to our own operations, including the following:

●	variations in our revenues, earnings, cash flow and data related to our user base or user engagement;

●	announcements of new investments, acquisitions, strategic partnerships or joint ventures by us or our competitors;

●	announcements of new product and service offerings, solutions and expansions by us or our competitors;

●	changes in financial estimates by securities analysts;

●	detrimental adverse publicity about us, our products and services or our industry;

●	additions or departures of key personnel;

●	release of lock-up or other transfer restrictions on our outstanding equity securities or sales of additional equity securities; and

●	potential litigation or regulatory investigations.

Any of these factors may result in large and sudden changes in the volume and price at which our Ordinary Shares will trade.

In the past, shareholders of public companies have often brought securities class action suits against those companies following periods of instability in the market price of their securities. If we are involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations and require us to incur significant expenses to defend the suit, which could harm our results of operations. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations.

Our Key Projected Financial Metrics are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future market and changes in regulations. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations.

The Key Projected Financial Metrics are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future market and changes in regulations. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations.

We operate in a rapidly evolving and highly competitive industry and our Key Projected Financial Metrics are subject to the risks and assumptions made by management with respect to this industry. Operating results are difficult to forecast because they generally depend on our assessment of factors that are inherently beyond our control and impossible to predict with certainty, such as the development and commercialization of new business.

Additionally, our business is dependent on, among other things, attracting new customers, developing and marketing new products, brand protection and employee retention, many of which may be difficult to predict. This may result in decreased projected revenue levels, and we may be unable to adopt timely measures to compensate for any shortcomings in revenue and/or operating profitability. This inability could cause our operating results in a given period to be higher or lower than budgeted.

We may be unable to obtain additional financing to fund our operations or growth.

We may require additional financing to fund our operations or growth. The failure to secure additional financing could have a material adverse effect on the continued development or growth of us.

Our share price may be volatile and could decline substantially.

The market price of our ordinary shares may be volatile, both because of actual and perceived changes in the company’s financial results and prospects, and because of general volatility in the stock market. The factors that could cause fluctuations in our share price may include, among other factors discussed in this section, the following:

●	actual or anticipated variations in the financial results and prospects of the company or other companies in the retail business;

●	changes in financial estimates by research analysts;

●	changes in the market valuations of other companies we compete with;

●	announcements by us or our competitors of new services and solutions, expansions, investments, acquisitions, strategic partnerships or joint ventures;

●	mergers or other business combinations involving us;

●	additions and departures of key personnel and senior management;

●	changes in accounting principles;

●	the passage of legislation or other developments affecting us or our industry;

●	the trading volume of our ordinary shares in the public market;

●	the release of lockup, escrow or other transfer restrictions on our outstanding equity securities or sales of additional equity securities;

●	potential litigation or regulatory investigations;

●	changes in economic conditions, including fluctuations in global and Chinese economies;

●	financial market conditions;

●	natural disasters, terrorist acts, acts of war or periods of civil unrest; and

●	the realization of some or all of the risks described in this section.

In addition, the stock markets have experienced significant price and trading volume fluctuations from time to time, and the market prices of the equity securities of retailers have been extremely volatile and are sometimes subject to sharp price and trading volume changes. These broad market fluctuations may materially and adversely affect the market price of our ordinary shares.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain future earnings, if any, to finance the further development and expansion of our business and does not intend to pay cash dividends in the foreseeable future. Any future determinations to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our ordinary shares may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Additionally, in the recent past, the plaintiff’s bar has been aggressively commencing litigations against SPAC post business combination businesses alleging fraud and other claims based on inaccurate or misleading disclosures in merger related proxies. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

The sale or availability for sale of substantial amounts of our ordinary shares could adversely affect their market price.

Sales of substantial amounts of our ordinary shares in the public market, or the perception that these sales could occur, could adversely affect the market price of our ordinary shares and could materially impair our ability to raise capital through equity offerings in the future. As of the date of this report, we have 43,856,706 ordinary shares outstanding. The ordinary shares sold in our public offerings are freely tradable without restriction or further registration under the Securities Act. The 41,290,461 ordinary shares are unavailable for sale, subject to the restrictions in Rule 144 and Rule 701 under the Securities Act and applicable lock-up agreements. To the extent that these ordinary shares are sold into the market, the market price of our ordinary shares could decline.

Certain holders of our ordinary shares have the right to cause us to register under the Securities Act the sale of their shares. Registration of these shares under the Securities Act would result in ordinary shares representing these shares becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration. Sales of these registered shares in the form of ordinary shares in the public market could cause the price of our ordinary shares to decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us or our business, our ordinary shares price and trading volume could decline.

The trading market for our ordinary shares will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, the trading price for our ordinary shares would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our securities or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us, demand for our ordinary shares could decrease, which might cause our ordinary share price and trading volume to decline.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We will have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration. If and when the warrants become redeemable by us, we may exercise the redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders to (i) exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) sell the warrants at the then-current market price when the holder might otherwise wish to hold onto such warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

In addition, we may redeem your warrants after they become exercisable for a number of shares of our ordinary shares determined based on the redemption date and the fair market value of our ordinary shares. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the- money,” in which case you would lose any potential embedded value from a subsequent increase in the value of our ordinary shares had your warrants remained outstanding.

If we cannot satisfy, or continue to satisfy, the initial listing requirements and other rules of Nasdaq, our securities may not be listed or may be delisted, which could negatively impact the price of our securities and your ability to sell them.

In order to maintain our listing on Nasdaq, we will be required to comply with certain rules of Nasdaq, including those regarding minimum shareholders’ equity, minimum share price, minimum market value of publicly held shares, 300 round lot shareholders and various additional requirements. Even if we initially meet the listing requirements and other applicable rules of Nasdaq, we may not be able to continue to satisfy these requirements and applicable rules. If we are unable to satisfy Nasdaq criteria for maintaining our listing, our securities could be subject to delisting.

If Nasdaq does not list our securities, or subsequently delists our securities from trading, we could face significant consequences, including:

●	a limited availability for market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our ordinary shares is a “penny stock,” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

You may face difficulties in protecting your interests, and your ability to protect your rights through U.S. courts may be limited, because we are incorporated under Cayman Islands law.

We are an exempted company incorporated under the laws of the Cayman Islands. Our corporate affairs are governed by our memorandum and articles of association, the Companies Act (As Revised) of the Cayman Islands and the common law of the Cayman Islands. The rights of shareholders to take action against our directors, actions by our minority shareholders and the fiduciary duties of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from the common law of England, the decisions of whose courts are of persuasive authority, but are not binding, on a court in the Cayman Islands. The rights of our shareholders and the fiduciary duties of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands have a less developed body of securities laws than the United States. Some U.S. states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law than the Cayman Islands. In addition, Cayman Islands companies may not have standings to initiate a shareholder derivative action in a federal court of the United States.

Shareholders of Cayman Islands exempted companies like us have no general rights under Cayman Islands law to inspect corporate records (save for our memorandum and articles of association, register of mortgages and charges and any special resolutions of our shareholders) or to obtain copies of lists of shareholders of these companies. Our directors have discretion under our articles of association, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

As a result of all of the above, our public shareholders may have more difficulty in protecting their interests in the face of actions taken by our management, users of the board of directors or controlling shareholders than they would as public shareholders of a company incorporated in the United States.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in the report based on foreign laws.

We are a company incorporated under the laws of the Cayman Islands, we conduct substantially all of our operations in China, and substantially all of our assets are located in China. In addition, all our senior executive officers reside within China for a significant portion of the time and most are PRC nationals. As a result, it may be difficult for our shareholders to effect service of process upon us or those persons inside China. In addition, China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the Cayman Islands and many other countries and regions. Therefore, recognition and enforcement in China of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

Shareholder claims that are common in the United States, including securities law class actions and fraud claims, generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States have not been efficient in the absence of mutual and practical cooperation mechanism.

According to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. Accordingly, without the consent of the competent PRC securities regulators and relevant authorities, no organization or individual may provide the documents and materials relating to securities business activities to overseas parties. See also “— Risks Relating to us — You may face difficulties in protecting your interests, and your ability to protect your rights through U.S. courts may be limited, because we are incorporated under Cayman Islands law.”

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and the Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Future changes to tax laws could adversely affect us.

Government agencies in jurisdictions where we and our affiliates will do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an emerging growth company within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could remain an emerging growth company for up to five years from the date of our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, us, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We may be or become a PFIC, which could result in adverse U.S. federal income tax consequences to U.S. Holders.

If we are deemed a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder (as defined in the section of this report captioned “Income Tax Considerations — Certain U.S. Federal Income Tax Considerations — U.S. Holders”) of our ordinary shares, rights or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of this report captioned “Income Tax Considerations — Certain U.S. Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules”). Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine that it is a PFIC for any taxable year, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. U.S. holders are urged to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares, rights and warrants. For a more detailed explanation of the tax consequences of PFIC classification to U.S. holders, see the section of this report captioned “Income Tax Considerations — Certain U.S. Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules.”

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Unit 507, Building C, Taoyuan Street, Long Jing High and New Technology Jingu Pioneer Park, Nanshan District, Shenzhen, China, 518052, where we lease office space pursuant to a lease agreement that expires in 2024. We also lease office space in multiple cities across China. We believe that its existing facilities are adequate for our current requirements and that additional space can be obtained on commercially reasonable terms to meet our future needs.

Item 3. Legal Proceedings.

We are involved in various pending or potential legal actions or disputes in the ordinary course of our business. These actions and disputes can involve our agents, suppliers, clients, and join venture partners and can include claims related to payment of fees, service quality, and ownership arrangements, including certain put or call options. Management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We are currently not a party to any material legal or administrative proceedings. We may in the future be involved in, legal proceedings, claims, inquiries, and investigations in the ordinary course of our business. Although the results of these proceedings, claims, inquiries, and investigations cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Regardless of final outcomes, however, any such proceedings, claims, inquiries, and investigations may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ordinary share, par value $0.001 per share, is listed on the Nasdaq Stock Exchange LLC (Nasdaq Capital Market) under the symbol “MLGO”.

Holders

As of the close of business on March 8, 2023, there were 8 stockholders of record of our ordinary share. The actual number of holders of our ordinary share is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our ordinary shares. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our ordinary shares will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant.

Performance Graph

We are a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information required by paragraph (e) of Item 201 of Regulation S-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a) (3) the Securities Exchange Act of 1934, during the fourth quarter of our fiscal year ended December 31, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Equity Securities

On January 13, 2023, the Company entered into a Private Placement Unit Purchase Agreement (the “Purchase Agreement”) with Joyous JD Limited (the “Investor”). Pursuant to the Purchase Agreement, the Investor will purchase up to 2,666,667 units of the Company’s securities at $1.20 per unit. Each unit consists of one ordinary share of the Company, par value $0.001 per share, (“Ordinary Share”) and one warrant entitling the holder to purchase one whole Ordinary Share at an exercise price of $1.35 per whole share. The gross proceeds to the Company from this private offering is approximately $3.2 million. The closing is subject to the satisfaction of customary closing conditions.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are dedicated to the development and application of bespoke central processing algorithms. We provide comprehensive solutions to customers by integrating central processing algorithms with software or hardware, or both, to streamline their digital services for end-users or technological development purposes, thereby helping them increase the number of customers, improve end-user satisfaction, achieve direct cost savings, reduce power consumption, and achieve technical goals. The range of our services include algorithm optimization, accelerating computing power without the need for hardware upgrades, lightweight data processing, and data intelligence services. Our ability to efficiently deliver software and hardware optimization to our customers through bespoke central processing algorithms serves as a driving force for our long-term development.

Currently, our technology and solutions are mainly in the field of internet multimedia video advertising, internet gaming entertainment, where we have historically been successful in providing advertising distribution solutions, online game agent solutions, software services, and comprehensive solutions for enterprise customers and intelligent chips solutions as we believe that the demand for algorithms in the semiconductor sector is growing rapidly, representing huge market potentials.

In the mid-to-long term, we will continue to adhere to its strategic mindset. By improving upon each iteration of our one-stop intelligent data management solutions made possible by our proprietary central processing algorithm services, we can help customers to enhance their service efficiency and make model innovations in business, and actively enhance the industry value of the central processing algorithm services in the general field of data intelligent processing industry.

We derive our revenue primarily from (i) central processing algorithms services for the internet advertisement and internet gaming industries (“CPA”) and (ii) intelligent chips and services, including software development.

Our revenue for the year ended December 31, 2022 was $87.1 million, which represents an increase of $5.1 million, or 6.2%, from Our total revenues of $82.0 million for the year ended December 31, 2021. Our gross profit for the year ended December 31, 2022 was $19.0 million, representing a decrease of $14.1 million, or 42.8%, from $33.1 million for the year ended December 31, 2021. Our operating expenses for the year ended December 31, 2022 was $26.8 million, representing a increase of $1.7 million, or 7.1%, from $25.1 million for the year ended December 31, 2021. Our net loss for the year ended December 31, 2022 was $6.9 million, representing an decrease of $16.1 million, or 187.3%, from $8.5 million net income for the year ended December 31, 2021.

Key Factors Affecting Results of Operations

We believe that its future performance and success depend to a substantial extent on the following factors, each of which is in turn subject to significant risks and challenges, including those discussed below and in the section of this report entitled “Risk Factors.”

The ability to increase and retain customers

A significant amount of our historical VIE’s revenues are derived from the provision of central processing algorithm services, as such our historical VIE’s profitability is highly dependent on their ability to retain and increase customers who engage us in providing central processing algorithm services. For the years ended December 31, 2021 and 2022, our subsidiaries and our historical VIE had 196 and 142 customers, respectively.

Since September 2020, we also began developing its intelligent chips and services business and has accumulated 52 and 31 customers for the years ended December 31, 2021 and 2022 respectively.

The average revenues per customer in the CPA segment were approximately $217,000 and $468,861, respectively for the years ended December 31, 2021 and 2022. Average revenue per customer in our CPA segment, calculated as the total revenues for the given period divided by the number of customers during the period who have obtained our services. Customer retention rates for CPA segment for the same periods were 82.8% and 66.5%, respectively, whereas retention rate for intelligent chips and services was 100% and 63.3% for the years ended December 31, 2021 and 2022. Retention rate is calculated by first counting the number of existing customers at the beginning of the period (denominator) and the number of those customers who are still active at the end of the following period (numerator), then dividing the numerator by the denominator.

The quantitative information in the number of customers, the number of new customers, and average revenue per customer provides investors with information to evaluate our revenue growth and concentration of revenue on a periodic basis to evaluate the trend which could be relevant to investors while customer retention rate will provide investors with information about our ability to retain customers which is an indicator of the stability of our revenue base. This information also provides investors insights on how we measure and monitors its performance.

Our management team monitors the number of customers and the number of new customers as indicators of the growth of our overall business. The increase in new customers indicates the effectiveness of our business expansion and reflects our strong business development capabilities. The retention rate shows that we have high service quality, which can meet customer needs and provide its customers with value. At the same time, the retention rate of customers also guarantees the stable growth our business. If the number of new customers and retention rate fall, we may need to re-evaluate its business strategy or evaluate its service efficiency.

Our ability to increase customers, average revenue per customer and retention rate will depend on the development of the internet advertising, online gaming and intelligent chips market and its ability to continue to enhance the quality and capabilities of its algorithms which enabled us to provide better services for customers. The demand for our services has grown in recent years, and we believes that the number of customers will continue to grow due to the increase in a general demand for more efficient data processing in various industries driven by the growing internet population and expect that retention rates will remain at high levels in the long term as we continue to build stable cooperation relationship with its customers.

Investment in technology and talent

We expend considerable capital and efforts in the research and development of algorithmic use cases and product solutions to maintain our competitiveness in the computer and internet industries. In light of the rapid growth of data volume, data processing capabilities are the key to enterprise development, which requires the advancement of technology related to central processing algorithms, new services, products, and capabilities to newer stages of development. To retain existing customers and attract potential customers, we must continue to innovate to keep pace with the growth of the industry and our business to bring forward new cutting-edge technologies. Our current research and development efforts primarily focus on enhancing its artificial intelligence technology, image processing technology, intelligent chips, and application solutions to create novel service and product offerings. we spent approximately $16.6 million and $13.9 million on research and development for the years ended December 31, 2021 and 2022, respectively.

China’s increased demand for central processing algorithm services in internet advertisement and the online game industry

Effective central processing algorithm solutions can empower downstream industries experiencing high demand for data analysis and computing power optimization, which applies to internet advertising, internet game applications, finance, retail, logistics, and other industries. Because of huge downstream demands, the overall market of central processing algorithm services is enormous.

Our ability to pursue strategic opportunities for growth

We intend to continually pursue strategic acquisitions and investments in selective technologies and businesses in the central processing algorithm and semiconductor industries to enhance our technology capabilities. We believe that a solid acquisition and investment strategy may be critical for us to accelerate our growth and strengthen its competitive position in the future. our ability to identify and execute strategic acquisitions and investments will likely affect our operating results over time.

Our ability to expand its application fields and to diversify its customer base

Currently, the primary source of our revenue is derived from providing central processing algorithm solutions to businesses in the entertainment and internet advertisement industries. With increasing awareness and acceptance of this technology, we expect that more applications will be identified to magnify the value of this technology, such as the industry of the Internet, finance, local government, and manufacturing industries that have strong demand for data empowerment. Expand the scenario application of central processing algorithm services. Our ability to expand its application fields and diversify its customer base may affect our operating results in the future.

Impact of COVID-19

The ongoing outbreak of the novel coronavirus (COVID-19) has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared the COVID-19 as a pandemic. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China for the first few months in 2020.

As a result of the resurgence of COVID-19 variants in first quarter of 2022 in China, our office in the PRC was again closed for one week in first quarter of 2022. We resumed normal operation since April 2022. Due to the nature of our business, the impact of the closure on our operational capabilities were not significant, as most of our workforce continued working offsite during such closure. Our customers have been impacted as a result of business disruption due to closures in various cities, which affected their customers’ advertising spending. As a result, we experienced lower revenue growth on advertising which affected our gross margin.

In early December 2022, Chinese government eased the strict control measure for COVID-19, which has led to surge in increased infections and disruption in our business operations. Any future impact of COVID-19 on the Company’s China operation results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and resurgence of COVID-19 variants and the actions taken by government authorities to contain COVID-19 or treat its impact, almost all of which are beyond our control.

Key Components of Results of Operations

We currently operate in two segments and generates revenue by providing (i) central processing algorithm services and (ii) intelligent chips and services. Please see our consolidated financial statements included elsewhere in this annual report.

Revenues

Our revenues consist of (i) providing central processing algorithm solutions, including internet advertising solutions, internet games services, and (ii) intelligent chips and services revenues.

Cost of revenues

Cost of revenue for our central processing algorithm solutions for the internet advertisement algorithm services, internet games services comprised of (i) costs paid to channel providers and shared costs with content providers based on the profit-sharing arrangements, (ii) third party consulting services expenses and (iii) compensation expenses for the Our professionals.

Cost of revenue for our intelligent chip and services consists primarily of the costs of products sold and third-party software development costs.

Selling expenses

Our selling expenses consist primarily of (i) compensation for selling personnel and (ii) travel expenses for its sales representatives.

General and administrative expenses.

Our general and administrative expenses consist primarily of (i) compensation for its management and administrative personnel, (ii) expenses in connection with its operation supporting functions such as legal, accounting, consulting and other professional service fees, and (iii) office rental, depreciation, and other administrative related expenses.

Research and Development Expenses

Our research and development expenses include salaries and other compensation-related expenses to our research and product development personnel, outsourced subcontractors, as well as office rental, depreciation, and related expenses for our research and product development team.

Results of Operations:

The following table summarizes our consolidated results of operations for the years ended December 31, 2021 and 2022. This information should be read together with our consolidated financial statements, and related notes included elsewhere in this report.

	For the Years Ended December 31,
	2021	2022
	US $	US $
Operating revenues	82,035,289	87,132,230
Cost of revenues	(48,918,412)	(68,180,339)
Gross profit	33,116,877	18,951,891
Operating expenses	(25,067,464)	(26,812,591)
Income from operations	8,049,414	(7,860,700)
Other income, net	519,911	375,914
(Provision) Benefit for income taxes	(84,819)	564,793
Net income (loss)	8,484,506	(6,919,993)
Less: Net (loss) income attributable to non-controlling interests	(83,401)	43,553
Net income (loss) attributable to MicroAlgo Inc.	8,567,907	(6,963,546)
Other comprehensive income (loss)	1,147,887	(4,555,839)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(77,298)	5,271
Comprehensive income (loss) attributable to Algorithm Inc.	9,709,691	(11,481,103)

Year Ended December 31, 2021, Compared to the Year Ended December 31, 2022

Revenues

Our total revenues increased by approximately 5.1 million, or 6.2%, from approximately $82.0 million for the year ended December 31, 2021, to approximately $87.1 million for year ended December 31, 2022, due to an increase of approximately $18.5 million in central processing algorithm service revenue, and a decrease of approximately $13.4 million in intelligent chips and services revenue.

Our breakdown of revenues for the years ended December 31, 2021 and 2022, respectively, is summarized below:

	For the Years Ended December 31,
	2021	2022
Revenues
Central processing algorithm services	$42,321,966	$66,578,301
Intelligent chips and services	39,713,323	20,553,929
Total revenues	$82,035,289	$87,132,230

We generate revenues from advertising display services when we complete its performance obligation to deliver related advertising services based on the specific terms of the contract, which are commonly based on a specific action, e.g., cost per impression (“CPM”) for online display. Over 90% of our advertising display services contracts with these customers are based on the CPM charging model. Revenue from performance based advertising services is generated when traffic users completed a transaction as specified in contracts. Revenues generated from mobile games include royalty payments from licensee operators of our mobile games and fees collected from game developers for using our game portal.

Our central processing algorithm services revenue increased by approximately $24.3 million, or 57.3%, from approximately $42.3 million for the year ended December 31, 2021, to approximately $66.6 million for the year ended December 31, 2022. This increase was primarily attributable to the overall market demand for internet advertising. Approximately 30.3% or $7.3 million of the increase in CPA segment was from performance based advertising services in 2022. Approximately 69.7% increase was due to increase advertising revenue from short form videos as we started providing advertising services in videos streaming market in 2022.

Intelligent chips and services revenues include revenues generated from the resale of intelligent chips. We generate revenues when the control of products is transferred to customers, as evidenced by customers’ signed acceptances. We also generate revenues from software development.

Our revenue from the resale of intelligent chips and accessories is mainly from our subsidiary Fe-da which amounted to approximately $20.6 million for the year ended December 31, 2022, which is a decrease of $19.2 million from $39.7 million for the year ended December 31, 2021, representing a 48.2% decrease. The decrease was mainly due to $13.8 million decrease from resale of intelligent chips because market change that affected the demand of our products. Our customers are mainly in consumer electronics and communication which has faced slowdown in consumer demand for electronic devices. Our software development revenue decreased by $5.4 million also as a result of reduce in customer demand.

Cost of Revenues

For our central processing algorithm services, the cost of revenues consists of the costs paid to (i) channel providers and shared costs with content providers based on the profit-sharing arrangements, (ii) third-party consulting services expenses, and (iii) compensation expenses for our professionals.

For intelligent chips and services, the cost of revenue consists primarily of the costs of products sold and third-party software development costs.

Our total cost of revenues increased by approximately $19.3 million, or 39.4%, from approximately $48.9 million the year ended December 31, 2021, to approximately $68.2 million for the year ended December 31, 2022.

Our breakdown of cost of revenues for the years ended December 31, 2021 and 2022, respectively, is summarized below:

	For the Years Ended December 31,
	2021	2022
Cost of revenues
Central processing algorithm services	$15,016,980	$48,206,832
Intelligent chips and services	33,901,432	19,973,507
Total cost of revenues	$48,918,412	$68,180,339

Our cost of revenues for central processing algorithm services increased by approximately $33.2 million, or 221.0%, from approximately $15.0 million for the year ended December 31, 2021, to approximately $48.2 million for the year ended December 31, 2022. The increase in the cost of revenues was mainly due to channel costs, which the Company has incurred channel costs with major internet advertising outlets such as internal portal, platform or applications to secure advertising space.

Our cost of revenues for intelligent chips and accessories was approximately $33.9 million for the year ended December 31, 2021 compared to approximately $20.0 million for the year ended December 31, 2022 which are mainly product costs.

Gross Profit

Our gross profit decreased by approximately $14.2 million, from approximately $33.1 million for the year ended December 31, 2021, to approximately $19.0 million (USD 14.7 million) during the year ended December 31, 2022. For the years ended December 31, 2021, and 2022, our overall gross margin was 40.4% and 21.8%, respectively.

	For the Years Ended December 31,
	2021	2022	Variance Amount/%
	US $	US $	US $
Central processing algorithm services
Gross profit	27,304,986	18,371,469	(8,933,517)
Gross margin	64.5%	27.6%	(32.7)%
Intelligent chips and services
Gross profit	5,811,892	580,422	(5,231,469)
Gross margin	14.6%	2.8%	(90.0)%
Total
Gross profit	33,116,877	18,951,891	(14,164,986)
Gross margin	40.4%	21.8%	(42.8)%

Our gross profit and gross profit margin from its major business segments are summarized as follows:

Our gross margins for central processing algorithm services were 64.5% and 27.6% for the years ended December 31, 2021, and 2022, respectively. The decrease in margin was due to the increase in cost of revenue with advertising channels whereas revenue growth was at a slower pace due to impact of COVID 19 in 2022. In addition, the gross margin was lower for short form video advertising as a few channels dominated the market.

Our gross margin for intelligent chips and services was 14.6% for the year ended December 31, 2021 compared to 2.8% for year ended December 31, 2022 mainly due to decrease in software development revenue which has higher margin. Our margin also decreased from sale of intelligent chips due to decrease in volume.

Operating Expenses

For year ended December 31, 2022, we incurred approximately $25.7 million in operating expenses, representing an increase of approximately $0.6 million, or 2.4%, from approximately $25.1 million for year ended December 31, 2021, primarily due to increases in impairment loss for goodwill and intangible assets as a result of impact of COVID-19.

Selling expenses decreased by approximately $0.2 million, or 33.3%, from approximately $0.8 million for the year ended December 31, 2021, to approximately $0.6 million for the year ended December 31, 2022. The decrease was mainly due to the decreased marketing activities during 2022 due to the impact of COVID-19 which caused closures of public areas in several cities in China.

General and administrative expenses decreased by approximately $0.1 million, or 2.8%, from $5.3 million for the year ended December 31, 2021, to approximately $5.1 million for the year ended December 31, 2022. The decrease was mainly due to (i1) travel and meeting related expenses of approximately $0.1 million due to travel restriction in various cities due to the pandemic, and (ii) depreciation and amortization expenses of approximately $0.1 million as a result of fully amortization of Yitian’s intangible assets and (iii) professional fee of approximately $1.1 million. The decrease was offset by the increase in salary and benefit expenses of approximately $0.3 million and increased in bad debt expenses of approximately $0.9 million from our intelligent chips segment.

Research and development expenses decreased by approximately 2.7 million, or 16.0%, from approximately $16.6 million for the year ended December 31, 2021, to approximately $14.0 million for the year ended December 31, 2022. The decrease was mainly due to the slowdown in the progress of outsourced technical development services as a result of impact from COVID-19. We incurred approximately $16.1 million in outsourced technical development services for the year ended December 31, 2021, to approximately $13.1 million for the year ended December 31, 2022.

Impairment losses for goodwill that were associated with our intelligent chips segment was approximately $5.3 million and $2.9 million for the years ended December 31, 2022 and 2021. Impairment losses for long lived assets that were also associated with our intelligent chips segment was approximately $2.0 million and nil for the years ended December 31, 2022 and 2021. These impairment charges were driven by a decline in forecasted profit in the segment as a result of reduced customer demand for electronics and communication devices.

Change in fair value of business acquisition payable amounted to $0.5 million and nil for the year ended December 31, 2021 and 2022. The Company is contractually obligated to pay contingent consideration to the sellers of Fe-da in the event that certain net income targets are achieved during the three years following acquisition. The net income target was not met for the year ended December 31, 2021. Our management, with the assistance of third party appraiser determined the fair value of contingent consideration was nil for the year ended December 31, 2021 based on a probability weighted discounted cash flow analysis with significant fair value input being the financial performance of Fe-da.

Change in fair value of warrant liability amounted to approximately $0.1 million for the year ended December 31, 2022 due to change in share price of the Company between December 9, 2022 where the Company completed its merger and December 31, 2022. The change in fair value of warrant liability between January 1, 2021 to December 9, 2022 was approximately $0.3 million which was included in Venus’s historical retained earnings (accumulated deficit).

Other Income, net

Total other income, net, for year ended December 31, 2021, was approximately $0.5 million and $0.4 million for the years ended December 31, 2021 and 2022 respectively. We have less investment and interest income because we incurred investment loss offset by the decrease in amortization of investment payable discount because it was ended during the year ended December 31, 2021.

Provision for income taxes

Our income tax expenses decreased by approximately $0.7 million, or 765.9%, from approximately $0.1 million of expense for year ended December 31, 2021, to approximately $0.6 million of benefits for the year ended December 31, 2022 as a result of increase in deferred tax benefit as a result of intangible assets amortization and impairment.

Net income

As a result of the combination of factors discussed above, our net income decreased from approximately $8.5 million for the year ended December 31, 2021, to approximately $6.9 million of net loss for the year ended December 31, 2022. After the deduction of non-controlling interest, net income attributable to us was approximately $8.6 million for the year ended December 31, 2021, compared to approximately $7.0 million net loss attributable to us for the same period in 2022. Comprehensive income attributable to us was approximately $9.7 million for the year ended December 31, 2021, compared to approximately $11.5 million comprehensive loss attributable to us for the same period in 2022.

Critical Accounting Estimates

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our consolidated financial statements include the useful lives of property and equipment and intangible assets, impairment of long-lived assets and goodwill, allowance for doubtful accounts, provision for contingent liabilities, revenue recognition, deferred taxes, and uncertain tax position, purchase price allocations for business combinations, the fair value of contingent consideration related to business acquisitions, allocation of share-based compensation and allocation of expenses from WiMi and Beijing WiMi. Actual results could differ from these estimates.

Goodwill Impairment Testing

We perform annual goodwill impairment analysis as of December 31 with the assistance of an independent valuation expert following the subsequent measurement provisions of FASB ASU 2017-04, Intangible — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated the calculation of implied goodwill fair value and allows us to use a simpler one-step impairment test. Under ASU 2017-04, we must record goodwill impairment charges if a reporting unit’s carrying value exceeds its fair value.

The reporting units’ fair values are determined by the income approach where projected future cash flows are discounted at rates commensurate with the risks involved (“Discounted Cash Flow” or “DCF” of the income approach).

Assumptions used in a DCF analysis require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans, and for years beyond that plan, the estimates are based on assumed growth rates. We believe that its assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF analysis are based on estimates of the weighted-average cost of capital “WACC”) of a market participant. Such estimates are derived from Our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective and adjusted for Our specific risks. The discount rate applied were 18% and 20% for Our reporting units.

We have two reporting units that have goodwill. The following table categorizes Our goodwill by reporting unit as of December 31, 2022, according to the level of excess between the reporting’ unit’s fair value and carrying value.

Segment	Reporting Unit	Fair Value Exceeds Carrying Value	Net Goodwill as of December 31, 2022
			(thousands)
Central processing algorithm services	Central processing algorithm services unit	844%	$15,259
Intelligent chips and services	Intelligent chips and services unit	(100)%	-
			$15,259

We have performed qualitative assessment for goodwill impairment as of December 31, 2022 for its segments and determined that goodwill from intelligent chips and services was impaired. We gave consider to the general macroeconomic condition, industry and market consideration, access to capital, cost factors and overall financial performances. Revenues from the central processing algorithm segment for the year ended December 31, 2022 have increased by approximately $2.4 million, or 57.3%, while sale of intelligent chips revenue decreased by approximately $19.2 million from $39.7 million for the year ended December 31,2021 representing a 48.2% decrease. We believe that the current results of operations have been within its forecast for the valuation of the enterprise value.

Revenue recognition

We adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC Topic 606) for the year ended December 31, 2019, using the modified retrospective method for contracts that were not completed as of December 31, 2018. The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that we (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy our performance obligation.

The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way we record revenue. Upon adoption, we evaluated our revenue recognition policy for all revenue streams within the scope of the ASU under previous standards, using the five-step model under the new guidance, and confirmed that there were no differences in the pattern of revenue recognition as all revenue were recognized at a point in time prior to adoption of the ASU.

(i)	Central processing algorithm advertising services

— Advertising display services

For our central processing algorithm advertising display services, our performance obligation is to identify advertising spaces and embed images or videos into films, shows, and short-form videos that are hosted by online streaming platforms in China. Revenue is recognized at a point in time when the related services have been delivered based on the specific terms of the contract, which are commonly based on a specific action (i.e., cost per impression (“CPM”) for online display.

We enter into advertising contracts with advertisers where the amounts charged per specific action are fixed and determinable, the specific terms of the contracts were agreed on by us, the advertisers, and channel providers, and collectability is probable. Revenue is recognized on a CPM basis as impressions.

We consider ourselves as the provider of the services as we have control of the specified services and products at any time before they are transferred to the customers, which is evidenced by (1) we are primarily responsible to our customers for products and services offered where the products were designed in house and we have customer services team to directly serve the customers; and (2) we have latitude in establishing pricing. Therefore, we act as the principal of these arrangements and reports revenue earned and costs incurred related to these transactions on a gross basis.

— Performance-based advertising services

We provide central processing algorithm performance-based advertising services for its customers, which enable the customers to get the optimal business opportunities.

Our performance obligation is to help customers to accurately match consumers and traffic users, and thereby increasing the conversion rate of product sale using its proprietary data optimization algorithms. Related service fees are generally billed monthly, based on a per transaction basis.

We consider ourselves as provider of the services as we have control of the specified services and products at any time before it is transferred to the customers which is evidenced by (1) we are primarily responsible to our customers for the services offered where the algorithms and data optimization were designed and performed in house and we have customer services team to directly serve the customers; and (2) having latitude in establish pricing. Therefore, we act as the principal of these arrangements and reports revenue earned and costs incurred related to these transactions on a gross basis.

In addition, through our data algorithm optimization, it is able to identify certain end user needs and it facilitates certain value added services to the end users. We engage third party services provider to perform the services. We conclude that we do not control the services as the third party service provider is responsible for providing the service and our responsibility is merely to facilitate the provision of these value added service to the end users and charges a fee. As such we recorded revenue from the value added services on a net basis when the services is provided by third party service provider.

(ii)	Central processing algorithm gaming services

We generate revenue from jointly operated internet games publishing services and licensed out games. In accordance with ASC 606, Revenue Recognition: Principal Agent Considerations, we evaluate agreements with the game developers, distribution channels, and payment channels in order to determine whether or not we act as the principal or as an agent in the arrangement with each party, respectively. The determination of whether to record the revenues, gross or net, is based on whether we promised our customers to provide products or services or to facilitate a sale by a third party. The nature of the promise depends on whether we control the products or services prior to transferring them to our customers. Control is evidenced if we were primarily responsible for fulling the provision of services and had discretion in establishing the selling price. When we control the products or services, our promise is to provide and deliver the products, and revenue is presented on a gross basis. When we do not control the products, our promise is to facilitate the sale, and we present the revenue on a net basis.

— Jointly operated internet games publishing services

We offer publishing services for internet games developed by third-party game developers. We act as a distribution channel that publishes the games on our own app or a third-party-owned app or website, named game portals. Through these game portals, game players can download the internet games to their mobile devices and purchase coins, the virtual currency, for in-game premium features to enhance their game playing experience. We enter into contracts with third-party payment platforms for collection services offered to game players who have purchased coins. The third-party game developers, third-party payment platforms, and co-publishers are entitled to profit-sharing based on a prescribed percentage of the gross amount charged to the game players. Our obligation in the publishing services is completed at a point in time when the game players make a payment to purchase coins.

With respect to the publishing services arrangements between us and the game developer, we considered that we do not control the services, as (i) developers are responsible for providing the game product desired by the game players; (ii) the hosting and maintenance of game servers for running the online internet games are the responsibilities of the third-party platforms; and (iii) the developers or third party platforms have the right to change the pricing of in-game virtual items. Our responsibilities are publishing, providing payment solutions, and market promotion services, and thus we view the game developers as our customers and considers itself as the facilitator of the game developers in the arrangements with game players. Accordingly, we record the game publishing service revenue from these games, net of amounts paid to the game developers.

— Licensed out internet games

We also license third parties to operate our internet games developed internally through the mobile portal and receive revenue from the third-party licensee operators on a monthly basis. Our performance obligation is to provide internet games to game operators, which enable players of the internet games to make in-game purchases, and we recognize revenue at a point in time when game players complete the purchases. We record revenues on a net basis, as we do not have control of the services provided, nor so we have the primary responsibility for fulfillment or the right to change the pricing of the game services.

(iii)	Sale of chips and intelligent chips products

Starting in September 2020, we have also been engaged in the resale of chips and intelligent chips products and accessories. We typically enter into written contracts with our customers where the parties’ rights, including payment terms, are identified, and sales prices to our customers are fixed with no separate sales rebate, discount, or other incentives, and no right of return exists on sales of inventory. Our performance obligation is to deliver products according to contract specifications. We recognize gross product revenue at a point in time when the control of products or services is transferred to customers.

To distinguish a promise to provide products from a promise to facilitate the sale from a third party, we consider the guidance of control in ASC 606-10-55-37A and the indicators in 606-10-55-39. We consider this guidance in conjunction with the terms in our arrangements with both suppliers and customers.

In general, we control the products as we have an obligation to (i) fulfill delivery of products and (ii) bear any inventory risk as legal owners. In addition, when establishing the selling prices for delivery of the resale products, we have control to set our selling price to ensure we would generate profit for the product delivery arrangements. We believe that all these factors indicate that we are acting as a principal in this transaction. As a result, revenue from the trading of products is presented on a gross basis.

(v)	Revenue from software development

We also design software for central processing units based on customers’ specific needs. The contract is typically fixed priced and does not provide any post-contract customer support or upgrades. Our performance obligation is to design, develop, test, and install the related software for customers, all of which are considered one performance obligation as the customers do not obtain benefits for each separate service. The duration of the development period is short, usually less than one year.

Our revenue from software development contracts is generally recognized over time during the development period, and we have no alternative use of the customized software and application without incurring significant additional costs. Revenue is recognized based on our measurement of progress towards completion based on output methods when we could appropriately measure the customization progress towards completion by reaching certain milestones specified in contracts. Assumptions, risks, and uncertainties inherent in the estimates used to measure progress could affect the amount of revenues, receivables, and deferred revenues at each reporting period.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of approximately $42.7 million. Material amounts of cash disaggregated by currency denomination as of December 31, 2022 in each jurisdiction in which Our subsidiaries or historical VIE are domiciled are as follows:

	USD	RMB	USD
Cayman	23,077,839	-	23,077,839
China – subsidiaries	-	131,560,174	18,889,839
	23,077,839	131,560,174	41,967,678

Our working capital was approximately $51.6 as of December 31, 2022. In assessing our liquidity, we monitor and analyses our cash-on-hand and operating and capital expenditure commitments. To date, we have financed our working capital requirements through cash flow generated from operations, debt and equity financings, and capital contributions from our existing shareholders.

We believe our current working capital is sufficient to support our operations for the next twelve months. We may, however, need additional cash resources in the future if it experiences changes in business conditions or other developments or if we find and wish to pursue opportunities for investment, acquisition, capital expenditure, or similar actions. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. Our obligation to bear credit risk for certain financing transactions we facilitate may also strain our operating cash flow. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Current foreign exchange and other regulations in the PRC may restrict our PRC entities in their ability to transfer their net assets to us and our subsidiaries in Singapore and Hong Kong and to our investors. The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under current corporate structure, our Cayman Islands holding company may rely on dividend payments from our PRC subsidiaries to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of our PRC subsidiaries in China may be used to pay dividends to us. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of our PRC subsidiaries to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi.

In light of the flood of capital outflows of China in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped up scrutiny of major outbound capital movement including overseas direct investment. More restrictions and substantial vetting process are put in place by SAFE to regulate cross-border transactions falling under the capital account. If any of our shareholders regulated by such policies fail to satisfy the applicable overseas direct investment filing or approval requirement timely or at all, it may be subject to penalties from the relevant PRC authorities. The PRC government may at its discretion further restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to its shareholders.

However, these restrictions have no material impact on the ability of these PRC subsidiaries to transfer funds to us as we have no present plans to declare dividends which it plans to retain our retained earnings to continue to grow our business. In addition, these restrictions have no material impact on the ability of us to meet its cash obligations, as a majority of our current cash obligations are due within the PRC.

The following table summarizes the key components of our cash flows for years ended December 31, 2021, and 2022.

	For the years ended December 31,
	2021	2022
Net cash provided by operating activities	$15,272,446	$1,955,358
Net cash (used in) provided by investing activities	$(6,483,868)	2,763,954
Net cash used in financing activities	$(3,887,357)	$(2,422,918)
Effect of exchange rate on cash and cash equivalents	$675,890	$(2,269,919)
Change in cash and cash equivalents	$5,615,686	$26,475
Cash and cash equivalents, beginning of year	$37,532,748	$42,719,795
Cash and cash equivalents, end of year	$42,719,795	$42,746,270

Operating activities

Net cash provided by operating activities for the year ended December 31, 2022, was primarily attributable to net loss of approximately $6.9 million adjusted by various non-cash expenses of approximately $9.2 million so our cashflow form net income was approximately $2.3 million. Cash inflow attributable to the decrease of other receivables and prepaid expenses of approximately $0.4 million, decrease in inventory of approximately $0.7 million as the resurgences of COVID-19 variant have reduced our inventory purchase and we have to use more existing inventory, and increase in accounts payable of approximately $0.1 million due to purchase of service which is consistent with increasing cost of revenue. The inflow was offset by increase in accounts receivable of $1.0 million and decrease in deferred revenue of approximately $0.3 million as our revenue increased, and decrease in tax payable, operating lease liabilities and other payables of approximately $0.2 million in accordance with less operating expenses.

Net cash provided by operating activities for the year ended December 31, 2021, was primarily attributable to net income of approximately $8.6 million increased by non-cash depreciation and amortization expenses of approximately $1.5 million, goodwill impairment loss of approximately 2.9 million, and provision for doubtful accounts of approximately $0.2 million offset with deferred tax benefit of approximately $0.3 million and change in fair value of business acquisition payable of approximately $0.5 million. Cash inflow was also attributable to the increase deferred revenue of approximately $1.1 million and decrease in accounts receivable of approximately $ 5.1 million as we made more efforts in the collection and demanded more advance payment from new customers.

Investing activities

Cash provided in investing activities for the year ended December 31, 2022 was mainly due to sales of short term investment of approximately $16.2 million and collection of loans receivable from a third party loan of approximately $3.2 million, offset by the purchase of short term investment of approximately $16.3 million, purchase of property and equipment of approximately $0.2 million, purchase of cost method investment of approximately $0.1 million.

Cash used in investing activities for the year ended December 31, 2021 as mainly due to the payment of Guoyu’s acquisition of approximately $3.1 million, and loan to a third party of approximately $3.3 million.

Financing activities

Cash used by financing activities for the year ended December 31, 2022 was mainly due to repayments and borrowing to Parent of approximately $35.6 million and offset by borrowing from Parent of approximately $12.5 million. We also received approximately $20.7 million from recapitalization when we completed the merger with Venus Acquisition Corp, net of deferred offering costs.

Cash used in financing activities for year ended December 31, 2021 was mainly due to the net borrowing and repayment of the banking facility to DBS Bank Ltd of approximately $2.0 million, and net borrowing and repayments from Parent of approximately $ 1.3 million to support our daily operation. We also paid deferred merger cost of approximately $0.6 million. For the year ended December 31, 2021, Shanghai Weimu borrowed total of $870,518 from Gou Lei, noncontrolling shareholder of Shanghai Weimu, for operation purpose and repaid all outstanding balance in 2021.

Transfer of cash within Our organization

We operate in two segments, CPA and intelligent chips and software services. For intelligent chips and software services segment, it is mainly operated by us and subsidiaries in Singapore, Fe-da Electronics. Both we and Fe-da Electronics our own operating cashflow from operation of the segment. The CPA segment is mainly operated by subsidiaries in the PRC, each entity has its own operating cash flow. For the years ended December 31, 2021 and 2022, there was approximately nil and $14.3 million from the holding company to the PRC subsidiary.

There was no dividends or distribution made between us, our subsidiaries and the historical VIE. We have established controls and procedures for cash flows within its organization. Each transfer of cash between Cayman Islands holding company and a subsidiary is subject to internal approval. In general cash is maintained in holding company level (MicroAlgo for companies outside PRC and our WFOE for entities inside PRC) for more efficient cash management.

We have no present plans to distribute earnings. We plan to retain our retained earnings to continue to grow our business. No dividends or distribution has been declared to paid to us from subsidiaries and no dividends or distribution was made to any U.S. investors.

Commitments and Contingencies

In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of its business, which cover a wide range of matters, including, among others, government investigations and tax matters. In accordance with ASC No. 450-20, “Loss Contingencies”, we will record accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support, or other benefits.

Contractual Obligations

As of December 31, 2022, the future minimum payments under certain of our contractual obligations were as follows:

	Payments Due In
	Total USD	Less than 1 year	1 – 2 years	3 – 5 years	Thereafter
Operating leases obligations*	$282,894	$256,297	$31,597	-	-

*	Include operating leases with a term less than one year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company and is not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the report of our independent registered public accounting firm are included in this Annual Report beginning on page F-1. The index to our financial statements is included in Part IV, Item 15 below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 16, 2023, Marcum LLP (“Marcum”) ceased to be the independent auditor of MicroAlgo Inc. (formerly known as “Venus Acquisition Corporation,” either or together as the “Company”) due to the termination of the engagement letter between the Company and Marcum. And the Company engaged OneStop Assurance PAC (“OneStop”) as its independent registered public accounting firm on the same date.

From September 30, 2022 through March 16, 2023, there was no audit report issued by Marcum and there were no disagreements between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum would have caused Marcum to make reference to the subject matter of the disagreements in connection with its reports.

On March 16, 2023, the Company engaged OneStop Assurance PAC (“OneStop”) to serve as its independent registered public accounting firm. The decision to engage OneStop was approved by the Audit Committee of the Board of Directors of the Company and the Board.

In October of 2022, prior to the consummation of the business combination between Venus and VIYI, VIYI was in discussion with OneStop in appointing them as the Company’s independent certified accountants. As part of Onestop’s acceptance process, OneStop performed due diligence work on the financial statements of VIYI.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, its principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that its internal control over financial reporting was effective as of December 31, 2022. This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as nonaccelerated filer.

Changes in Internal Control Over Financial Reporting

On December 9, 2022, we consummated the Business Combination. See Note 1—“Nature of business and organization” and Note 3—“Reverse Capitalization” to the consolidated financial statements. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

Other than as noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by the collusion of two or more people or by management override of controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our executive officers and members of the Company’s board of directors (the “Board of Directors”) as of the date of this Annual Report:

Name	Age	Position	Served From
Jie Zhao	46	Chairman of the Board of Directors	December 2022
Min Shu	47	Director, Chief Executive Officer	December 2022
Shan Cui	50	Independent Director	December 2022
Haixia Zhao	57	Independent Director	December 2022
Wengang Kang	34	Independent Director	December 2022
Li He	37	Chief Financial Officer	December 2022
Shiwen Liu	41	Chief Operating Officer	December 2022
Chengwei Yi	46	Chief Technical Officer	December 2022

Jie Zhao has been serving as our chairman of the board of directors since December 2022. Mr. Zhao joined the WiMi group of companies in August 2015 as the chairman of Yitian Internet. He was appointed as the director and chairman of the board in November 2020 and re-designated as a non-executive director. He also served as the chairman of the company’s nomination committee. Prior to joining the WiMi group of companies, Mr. Zhao served as a software developer for AsiaInfo Beijing Co., Ltd., a company specializing in computer systems in China from 2002 to 2004. From December 2004 to December 2012, he served as director of Shenzhen WeiXun YiTong Technology Co., Ltd., a mobile internet company in China. From February 2008 to May 2015, he served as a director of Xiamen Xiangtong Animation Co., Ltd., a mobile animation company in China. Mr. Zhao graduated from Wuhan University of Technology with a bachelor’s degree in robotics design and manufacturing in 1999 and obtained his master’s degree in software engineering from Tsinghua University in 2006.

Min Shu has been serving as our executive director, chief executive officer since December 2022. Mr. Shu joined the WiMi group of companies in June 2018 as the deputy general manager of technology. Prior to joining the WiMi group of companies, he served as a software development engineer at Shenzhen Integvol Information Technology Co., Ltd. from 2001 to 2006, where he was responsible for software development and system architecture, and the development and design of a mobile application platform. From 2006 to 2012, he served as a senior software technical engineer at Shanghai Motegor Technology Co., Ltd., where he was responsible for the management of software development and system architecture. From June 2012 to April 2018, he served as the chief technical officer at Shanghai BlueSky Information Technology Co.,Ltd. Where he was responsible for the management of technology development and system architecture. Mr. Shu graduated from Huazhong University of Science and Technology with a bachelor’s degree in electrical engineering and automation in July 1999 and obtained his master’s degree in communication engineering from Huazhong University of Science and Technology in 2001.

Shan Cui has been serving as our Independent Director since December 2022. Prior to the closing of our business combination, she served as an Independent Director of Venus since the closing of Venus’ IPO on February 11, 2021. Ms. Cui has been an independent director and chair of the audit committee and compensation committee of Fuqin Fintech Limited, an online lending information intermediary platform, since August 28, 2018. She has been the Executive Director of First Capital International Limited since 2010 and provided consulting services for private equity companies and venture capital companies. She was the CFO of Lizhan Environmental Corporation, a then Nasdaq-listed company engaged in the business of green leather material manufacturing, from 2011 to 2013. From 2009 to 2010, she was the Manager of Planning and Analysis for Greene, Tweed & Company, a manufacturer of high-performance engineering parts and products serving aerospace, oilfield, and semi-conductor industries. Prior to that, Ms. Cui was the Senior Finance Manager at Ikon Office Solutions from 2005 to 2008, the CFO for Invista from 2003 to 2004, the Senior Financial Consultant for the Peachtree Companies from 2001 to 2003, the Manager of Strategic Planning and Analysis for General Time Corporation from 1998 to 2001, and the Senior Vice President for Seaboard Corporation from 1996 to 1998. Ms. Cui obtained her MBA degree in Business Administration from Georgia State University and her Bachelor’s degree in International Business English from Ocean University of China.

Haixia Zhao has been serving as our Independent Director since December 2022. Ms. Zhao had over 15 years of management experience in the energy industry, where she gained substantial skills and knowledge in energy sector. From June 2019, she served as the independent director and chair of the risk committee at Sterlite Power Transmission Limited. From January 2010 to December 2018, she was the president of BP Singapore Pte. Ltd. where she was responsible for downstream and marketing in the eastern hemisphere in October 1996. From January 2010 to December 2016, she served as a director at Guangdong Dapeng LNG Company Ltd. where she served on the investment committee. From January 1993 to June 2010, she worked at the AES Corporation, a company listed on the New York Stock Exchange (stock code: AES) in Singapore and her last position was the general manager where she was responsible for the growth strategy in Asia and Middle East region. She was appointed as a director of AES Transpower Private Ltd. From July 1987 to December 1991, she was an Assistant Manager at China Construction Bank, where she was responsible for client development. Ms. Zhao graduated with a bachelor’s degree majoring in Civil Engineering and a bachelor’s degree majoring in physics from Zhejiang University in the PRC in 1987, and a master’s degree in construction management from University of Maryland in the United States in 1993.

Wengang Kang has been serving as our Independent Director since December 2022. Mr. Kang has over four years of experience in the legal industry, where he gained substantial skills and knowledge in legal industry. From July 2017 to June 2018, Mr. Kang was an associate at Shanghai Ximu Law Firm. From June 2018 to January 2020, Mr. Kang was an associate at Beijing Zhongyin (Shanghai) Law Firm, where he advised on corporate legal matters. Since 2020, he has been a partner of Shanghai Yingdong Law Firm. Mr. Kang graduated with a degree in law at the Gansu Institute of Political Science and Law in the PRC in July 2013.

Li He has been serving as our chief financial officer since December 2022. Mr. He joined the WiMi group in October 2020 as the financial controller of Yitian Internet and was appointed as chief financial officer in October 2020. Prior to joining, he served as a relationship manager at Royal Bank of Scotland (China) Limited Shenzhen Branch between 2007 and 2010. From June 2010 to July 2015, he served as an investment director at JPMorgan Asset Management, where he was responsible for investments in China. From August 2015 to February 2019, He was appointed as the vice president of the investment division at Yingxin Investment Group Co., Ltd., where he was in charge of managing the company’s investment. Mr. He graduated with a degree in international economics and trade at Shenzhen University in the PRC in July 2007.

Shiwen Liu has been serving as our chief operating officer since December 2022. Mr. Liu joined VIYI in August, and he was appointed as deputy general manager in October 2020. Prior to joining VIYI, he founded Shengshi Yunfan Digital Image Technology Co., Ltd and served as the general manager from June 2010 to August 2019. From 2006 to 2009, he served as project director of Shenzhen Sun Vision Creative Technology Co., Ltd. From 2003 to 2005, he served as project manager of Shenzhen Yingchuang Landscape Design Consulting Co., Ltd. Mr. Liu graduated from Hunan City University with a bachelor’s degree in business administration.

Chengwei Yi has been serving as our chief technical officer since December 2022. Mr. Yi joined the WiMi group of companies in March 2011 as the director and general manager of Yitian Internet. Prior to joining the WiMi group of companies, he served as a software development engineer at Shenzhen Aotian Information Technology Co., Ltd. from 2001 to 2004, where he was responsible for managing short message service network connections and mobile network connections, and the development and design of a network payment platform. From March 2004 to September 2010, he served as a products and services manager at Shenzhen Aspire DigitalCo., Ltd., where he was responsible for the management of company systems and business development. From September 2010 to April 2013, he served as the chief technical officer at Shenzhen WeiXun Mobile Information Technology Co.,Ltd. Where he was responsible for product planning, development and management. Mr. Yi graduated from Shenyang Institute of Technology with a degree in electronics and measurement technology in July 1998. He is also an EMBA candidate from China Europe International Business School.

Committees of Our Board of Directors

Our board of directors has established an audit committee. The composition and its responsibilities are described below. Members serve on the committee until their resignation or until otherwise determined by our board of directors. Our board of directors may have or establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee consists of 3 Independent Directors, chaired by Shan Cui. We have determined that each of them satisfies the “independence” requirements of Rule 5605(c)(2) of the Listing Rules of the Nasdaq and meet the independence standards under Rule 10A-3 under the Exchange Act, as amended. We have determined that Ms. Cui qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of its financial statements. The audit committee is responsible for, among other things:

●	establishing clear hiring policies for employees or former employees of the independent auditors;

●	reviewing and recommending to our Board of Directors for approval, the appointment, re-appointment or removal of the independent auditor, after considering its annual performance evaluation of the independent auditor;

●	approving the remuneration and terms of engagement of the independent auditor and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors at least annually;

●	obtaining a written report from our independent auditor describing matters relating to its independence and quality control procedures;

●	reviewing with the independent registered public accounting firm any audit problems or difficulties and management’s response;

●	discussing with our independent auditor, among other things, the audits of the financial statements, including whether any material information should be disclosed, issues regarding accounting and auditing principles and practices;

●	reviewing and approving all proposed related party transactions, as defined in Item 404 of Regulation S-K under the Securities Act;

●	reviewing and recommending the financial statements for inclusion within our quarterly earnings releases and to its Board of Directors for inclusion in its annual reports;

●	discussing the annual audited financial statements with management and the independent registered public accounting firm;

●	reviewing policies with respect to risk assessment and risk management;

●	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any special steps taken to monitor and control major financial risk exposures;

●	periodically reviewing and reassessing the adequacy of the committee charter;

●	approving annual audit plans, and undertaking an annual performance evaluation of the internal audit function;

●	establishing and overseeing procedures for the handling of complaints and whistleblowing;

●	meeting separately and periodically with management, the internal auditors and the independent registered public accounting firm;

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of its procedures to ensure proper compliance;

●	reporting periodically to our Board of Directors; and

●	such other matters that are specifically delegated to our audit committee by our Board of Directors from time to time.

Family Relationships

No family relationships existed among any of our directors or executive officers.

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. A copy of our “Code of Business Conduct and Ethics” is included as exhibit 14. If we make any substantive amendments to our code of business conduct and ethics or grant any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our code of business conduct and ethics, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary share and other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, furnished to us or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2022, all filing requirements applicable to our executive officers and directors under the Exchange Act were met in a timely manner.

Item 11. Executive Compensation.

The following summary compensation table sets forth the compensation earned by our named executive officers for the years ended December 31, 2021 and 2022.

Name and Principal Position	Year	Salary ($)(1)	All Other Compensation	Year	Salary ($)	All Other Compensation
Jie Zhao	2021	-	-	2022	-	-
Chairman of the Board of Directors

Min Shu	2021	-	-	2022		-
Chief Executive Officer

Chengwei Yi	2021	32,928.00	-	2022	31,588.32	-
Chief Technical Officer

Li He(2)	2021	37,632.00	-	2022	34,459.98	-
Chief Financial Officer

Shiwen Liu(3)	2021	18,816.00	-	2022	17,229.99	-
Chief Operating Officer

Wengang Kang(4)	2021	25,200.00	-	2022	3,919.82	-
Independent Director

Haixia Zhao(5)	2021	24,000.00	-	2022	287.17	-
Independent Director

Shan Cui	2021	-		2022	-	-
Independent Director

(1)	The amounts reported in 2021 are calculated at the rate of USD 1.00 to RMB 6.3757, and the amounts reported in 2022 are calculated at the rate of USD 1.00 to RMB 6.9646.
(2)	Li He joined VIYI as Chief Financial Officer in October 2020.
(3)	Shiwen Liu joined VIYI as Chief Operating Officer in November 2020.
(4)	Wengang Kang joined VIYI’s board of directors in September 2020.
(5)	Haixia Zhao joined VIYI’s board of directors in November 2020.

Compensation of Independent Directors

We entered into director offer letters with each of our independent directors, according to which we had pay our independent directors Shan Cui, Haixia Zhao, Wengang Kang with a cash compensation of $ 4,206.99 in 2022. And we will also reimburse all directors for any out-of-pocket expenses incurred by them in connection with their services provided with such capacity.

Employment Agreements

We entered into employment agreements with our executive directors and officers.

Mr. Jie Zhao, Min Shu, Chenwei Yi, Li He, and Shiwen Liu had been provided with a cash compensation of $ 83,278.29 in 2022. And during the executive’s term, the Company will reimburse for all reasonably out-of-pocket travel expenses incurred by the executive in attending any in-person meetings, provided that the executive complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

Option Grants

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2021 and 2022.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal years ended December 31, 2021 and 2022 by the executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2021 and 2022.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2021 and 2022 under any long-term incentive plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information, as of December 31, 2022, with respect to the beneficial ownership of our ordinary shares by: (a) each named executive officer, each of our directors, and our directors and executive officers as a group; and (b) each person or entity known by us to own beneficially more than 5% of our ordinary shares (by number and by voting power).

	Ordinary Shares		Voting
Name and Address of Beneficial Owner(1)	Number	%	Power (%)
Executive Officers and Directors
Jie Zhao(2)	19,803,961	45.2%	45.2%
Chengwei Yi(3)	1,386,139	3.2%	3.2%
Shan Cui
Haixia Zhao
Wengang Kang
Li He
Min Shu
Shiwen Liu
All Executive Officers and Directors as a group	21,190,100	48.4%	48.4%
5% Or Greater Holders
WiMi Hologram Cloud Inc.	28,910,892	65.9%	65.9%
MIDI Capital Markets, LLC	3,960,396	9.0%	9.0%
Guosheng Holdings Limited	3,960,396	9.0%	9.0%
Milestone Investments Limited	2,772,277	6.3%	6.3%

(1)	The business address of our directors and executive officers is Unit 507, Building C, Taoyuan Street Long Jing High and New Technology Jingu Pioneer Park Nanshan District, Shenzhen, 518052 People’s Republic of China.
(2)	The reported securities are held by WiMi, a company in which Jie Zhao controls 68.5% of the voting power through holding 100% of all WiMi’s issued and outstanding Class A ordinary shares and 27.1% of all WiMi’s issued and outstanding Class B ordinary shares.
(3)	The reported securities are held by Milestone Investment Limited, a company in which Chengwei Yi controls 50% of the voting power through holding 50% of Milestone’s ordinary shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

Due to Parent are those nontrade payables arising from transactions between the Company and the Parent, such as advances made by the Parent on behalf of the Company, and allocated shared expenses paid by the Parent. Those balances are unsecured and non-interest bearing and are payable on demand.

	December 31,	December 31,
	2021	2022
Amount due from Parent	$-	$5,741,573

	December 31,	December 31,
	2021	2022
Amount due to Parent	$16,955,054	$-
Amount due to related party-Joyous Dragon	$-	$153,333

During years ended December 31, 2021 and 2022 the Company borrowed approximately $3.2 million and $12.5 million from Parent and repaid $4.5 million and $29.9 million and loaned additional $5.7 million to Parent.

Joyous Dragon is a non controlling shareholder of MicroAlgo. This amount represents advance to Venus Acquisition Corp prior to the merger. The amount was non interest bearing and due on demand.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Shan Cui, Haixia Zhao, and Wengang Kang are all non-employee directors, all of whom our Board has determined to be independent pursuant to Nasdaq rules. All of the members of our Audit Committee are independent pursuant to Nasdaq rules.

Item 14. Principal Accountant Fees and Services.

The following table represents the aggregate fees from our current principal accounting firm, ONESTOP ASSURANCE PAC and former principal accounting firm, Marcum LLP and Friedman LLP for the years ended December 31, 2021 and 2022, respectively.

	2021	2022
Audit Fees	$420,000	$515,000
Audit Related Fees	$-	$9,126
Tax Fees	$-	$-
All other fees	$-	$-
Total Fees	$420,000	$524,126

Audit Fees — This category includes the audit of our annual financial statements and services that are normally provided by the independent auditors in connection with engagements for those fiscal years.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees — This category consists of professional services rendered by the Company’s independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

1. Financial Statements. Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm are included herein on thereto begin on page F-1 of this Annual Report.

2. Financial Statement Schedules. None. All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the requested information is included in the consolidated financial statements or notes thereto.

3. Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Business combination and Merger Agreement dated as of June 10, 2021 by and among VIYI Algorithm Inc., Venus Acquisition Corporation and Venus Merger Sub Corporation and WiMi Hologram Cloud Inc. previously filed as an exhibit to Registrant’s Current Report on Form 8-K as filed with the SEC on October 4, 2022.	8-K		2.1	December 16, 2022
2.2	First Amendment to the Business Combination and Merger Agreement dated as of January 24, 2022	8-K		2.2	December 16, 2022
2.3	Second Amendment to the Business Combination and Merger Agreement dated as of August 2, 2022	8-K		2.3	December 16, 2022
2.4	Third Amendment to the Business Combination and Merger Agreement dated as of August 3, 2022	8-K		2.4	December 16, 2022
2.5	Fourth Amendment to the Business Combination and Merger Agreement dated as of August 10, 2022	8-K		2.5	December 16, 2022
3.1	MicroAlgo Inc. Amended and Restated Articles of Incorporation	8-K		3.1	December 16, 2022
4.1	Specimen Ordinary Share Certificate	8-K		4.1	December 16, 2022
4.2*	Description of SECURITIES
10.1	Form of Lock-Up Agreement	8-K		10.1	December 16, 2022
10.2	Form of Escrow Agreement	8-K		10.2	December 16, 2022

10.3	Form of Indemnification Agreement	8-K	10.3	December 16, 2022
10.4	Form of Registration Rights Agreement	8-K	10.4	December 16, 2022
10.5	Form of Non-Competition and Non-Solicitation Agreement	8-K	10.5	December 16, 2022
10.6	Form of Amendment to Backstop Agreement	8-K	10.6	December 16, 2022
14	Form of Code of Ethics	S-1	14	February 3, 2021
21.1*	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

*	Filed herewith
†	The certifications attached accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of MicroAlgo Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2023

MicroAlgo Inc.

/s/ Min Shu
Min Shu
Chief Executive Officer (Principal Executive Officer)

/s/ Li He
Li He
Chief Financial Officer (Principal Financial and Accounting Office)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Min Shu	Director, Chief Executive Officer	March 29, 2023
Min Shu	(Principal Executive Officer)

/s/ Li He	Chief Financial Officer	March 29, 2023
Li He	(Principal Financial and Accounting Officer)

/s/ Shiwen Liu	Chief Operating Officer	March 29, 2023
Shiwen Liu

/s/ Chengwei Yi	Chief Technical Officer	March 29, 2023
Chengwei Yi

/s/ Jie Zhao	Chairman of the Board of Directors	March 29, 2023
Jie Zhao

/s/ Shan Cui	Independent Director	March 29, 2023
Shan Cui

/s/ Haixia Zhao	Independent Director	March 29, 2023
Haixia Zhao

/s/ Wengang Kang	Independent Director	March 29, 2023
Wengang Kang

MICROALGO INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of MicroAlgo Inc. and subsidiaries (formerly known as Venus Acquisition Corporation)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MicroAlgo Inc. and subsidiaries (formerly known as Venus Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial positions of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ ONESTOP ASSURANCE PAC

ONESTOP ASSURANCE PAC (id# 6732)

We have served as the Company’s auditor since 2023.

Singapore

March 29, 2023

MICROALGO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Amounts expressed in US dollars (“$”) except for numbers of shares and par value)

	December 31,	December 31,
	2021	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$42,719,795	$42,746,270
Accounts receivable, net	2,767,271	2,602,448
Inventories	823,635	130,524
Prepaid services fees	3,940,948	3,722,985
Other receivables and prepaid expenses	425,865	266,855
Amount due from Parent	-	5,741,573
Loans receivable	3,318,851	-
Total current assets	53,996,365	55,210,655

PROPERTY AND EQUIPMENT, NET	73,534	145,320

OTHER ASSETS
Prepaid expenses and deposits	204,480	184,054
Deferred merger costs	602,219	-
Cost method investment	94,107	172,300
Intangible assets, net	4,373,001	964,341
Operating lease right-of-use assets	322,593	150,895
Goodwill	21,945,553	15,259,169
Total non-current assets	27,541,953	16,730,759

Total assets	$81,611,852	$72,086,734

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,052,587	$2,041,951
Deferred revenues	1,911,831	1,608,977
Other payables and accrued liabilities	731,222	793,143
Amount due to a related party	-	153,333
Amount due to Parent	16,955,054	-
Operating lease liabilities-current	164,241	150,666
Taxes payable	148,751	55,365
Total current liabilities	21,963,686	4,803,435

OTHER LIABILITIES
Operating lease liabilities - noncurrent	158,401	30,754
Deferred tax liabilities, net	846,410	241,085
Total other liabilities	1,004,811	271,839

Total liabilities	22,968,497	5,075,274

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred shares, $0.001 par value; 1,000,000 shares authorized; no share issued	-	-
Ordinary shares, $0.001 par value, 50,000,000 shares authorized, 39,603,961 and 43,856,706 issued and outstanding as of December 31, 2021 and 2022	39,604	43,857
Additional paid-in capital	27,562,736	47,394,442
Retained earnings	26,483,410	19,141,699
Statutory reserves	1,420,145	1,798,310
Accumulated other comprehensive income (loss)	2,895,054	(1,622,503)
Total MicroAlgo Inc. shareholders’ equity	58,400,949	66,755,805

NONCONTROLLING INTERESTS	242,406	255,655

Total equity	58,643,355	67,011,460

Total liabilities and shareholders’ equity	$81,611,852	$72,086,734

The accompanying notes are an integral part of these consolidated financial statements.

MICROALGO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (Amounts expressed in US dollars (“$”) except for numbers of shares and par value)

	For the Years Ended December 31,
	2021	2022
OPERATING REVENUES
Products	$34,359,251	$20,553,929
Services	47,676,038	66,578,301
Total operating revenues	82,035,289	87,132,230

COST OF REVENUES	(48,918,412)	(68,180,339)

GROSS PROFIT	33,116,877	18,951,891

OPERATING EXPENSES
Selling expenses	(840,109)	(560,453)
General and administrative expenses	(5,277,790)	(5,131,699)
Research and development expenses	(16,590,757)	(13,928,429)
Impairment loss for goodwill	(2,861,000)	(5,276,951)
Impairment loss for intangible assets	-	(2,038,809)
Change in fair value of business acquisition payable	502,192	-
Change in fair value of warrant liability		123,750
Total operating expenses	(25,067,464)	(26,812,591)

INCOME (LOSS) FROM OPERATIONS	8,049,413	(7,860,700)

OTHER INCOME (EXPENSES)
Interest income	292,196	266,059
Income from short term investment	194,994	(158,220)
Finance expenses	(277,503)	(65,982)
Other income, net	310,225	334,057
Total other income, net	519,912	375,914

INCOME (LOSS) BEFORE INCOME TAXES	8,569,325	(7,484,786)

BENEFIT OF (PROVISION FOR) INCOME TAX
Current	(364,499)	(15,215)
Deferred	279,680	580,008
Total (provision) benefit for income tax	(84,819)	564,793

NET INCOME (LOSS)	8,484,506	(6,919,993)

Less: Net (loss) income attributable to non-controlling interests	(83,401)	43,553

NET INCOME (LOSS) ATTRIBUTABLE TO MICRO ALGO INC.	$8,567,907	$(6,963,546)

NET INCOME (LOSS)	8,484,506	(6,919,993)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	1,147,887	(4,555,839)

COMPREHENSIVE INCOME (LOSS)	9,632,393	(11,475,832)

Less: Comprehensive (loss) income attributable to noncontrolling interests	(77,298)	5,271

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO MICRO ALGO INC.	$9,709,691	$(11,481,103)

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Basic and diluted	39,603,961	39,860,291

EARNINGS PER SHARE
Basic and diluted	$0.22	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

MICROALGO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Amounts expressed in US dollars (“$”) except for numbers of shares and par value)

						Accumulated
	Ordinary shares		Additional	Retained earnings		other
	Shares	Amount	paid-in capital	Statutory reserves	Unrestricted	comprehensive loss	Noncontrolling interests	Total
BALANCE, December 31, 2020	39,603,961	$39,604	$27,562,736	$729,471	$18,606,177	$1,753,270	$319,653	$49,010,911
Noncontrolling interests acquired	-	-	-	-	-	-	51	51
Contribution by Parent	-	-	-	-	-	-	-	-
Net income	-	-	-	-	8,567,907	-	(83,401)	8,484,506
Statutory reserves	-	-	-	690,674	(690,674)	-	-	-
Foreign currency translation	-	-	-	-	-	1,141,784	6,103	1,147,887
BALANCE, December 31, 2021	39,603,961	$39,604	$27,562,736	$1,420,145	$26,483,410	$2,895,054	$242,406	$58,643,355
Disposal of noncontrolling interest	-	-	-	-	-	-	7,978	7,978
Shares issued in connection with reverse recapitalization	4,252,745	4,253	19,831,706	-	-	-	-	19,835,959
Net loss	-	-	-	-	(6,963,546)	-	43,553	(6,919,993)
Statutory reserves	-	-	-	378,165	(378,165)	-	-	-
Foreign currency translation	-	-	-	-	-	(4,517,557)	(38,282)	(4,555,839)
BALANCE, December 31, 2022	43,856,706	$43,857	$47,394,442	$1,798,310	$19,141,699	$(1,622,503)	$255,655	$67,011,460

The accompanying notes are an integral part of these consolidated financial statements.

MICROALGO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts expressed in US dollars (“$”) except for numbers of shares and par value)

	For the Years Ended December 31,
	2021	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$8,484,506	$(6,919,993)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,487,905	1,374,682
Provision for doubtful accounts, net	223,204	897,134
Deferred tax benefit	(279,680)	(580,008)
Loss from short term investment	-	158,220
Loss from disposal of property and equipment	32	-
Goodwill impairment loss	2,861,000	5,276,951
Intangible assets impairment loss	-	2,038,809
Gain from disposal of subsidiary	-	(9,751)
Amortization of operating lease right-of-use assets	124,499	145,433
Amortization of debt discount	216,497	-
Change in fair value of warrant liability	-	(123,750)
Change in fair value of business acquisition payable	(502,190)	-
Change in operating assets and liabilities:
Accounts receivables	5,041,867	(958,720)
Prepaid services fees	(2,409,686)	255,109
Other receivables and prepaid expenses	(236,953)	142,626
Inventories	(641,688)	691,217
Prepaid expenses and deposits	10,563	18,697
Accounts payable	380,797	141,017
Deferred revenues	1,048,245	(343,796)
Other payables and accrued liabilities	281,784	(54,589)
Operating lease liabilities	(124,450)	(137,126)
Taxes payable	(693,806)	(56,804)
Net cash provided by operating activities	15,272,446	1,955,358

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(16,011,638)	(16,323,138)
Sale of short term investments	16,011,638	16,164,918
Purchases of cost method investment	(93,002)	(89,205)
Payment for Shanghai Guoyu acquisition	(3,100,054)	-
Cash received from acquisition	25,054	302
Purchases of property and equipment	(36,010)	(160,923)
Loan to a third party	(3,279,857)	3,172,000
Net cash (used in) provided by investing activities	(6,483,869)	2,763,954

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance to Parent	-	(5,741,573)
Repayment to Parent	(4,485,078)	(29,891,621)
Proceeds from Parent	3,192,813	12,548,920
Deferred merger costs	(556,567)	-
Proceeds from banking facility	1,182,468	-
Payments to banking facility	(3,182,468)	-
Proceeds from loan - a related party	870,518	-
Payments to loan - a related party	(870,518)	-
Cash received from recapitalization of MicroAlgo	-	20,661,356
Capital contribution from noncontrolling interests	51	-
Net cash used in financing activities	(3,848,781)	(2,422,918)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	675,890	(2,269,919)

CHANGE IN CASH AND CASH EQUIVALENTS	5,615,686	26,475

CASH AND CASH EQUIVALENTS, beginning of year	37,104,109	42,719,795

CASH AND CASH EQUIVALENTS, end of year	$42,719,795	$42,746,270

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$675,478	$185,906
Cash paid for interest	$17,536	$2,992

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred offering cost to offset proceed from recapitalization	$-	$548,586
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$96,398	$110,352

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(Amounts expressed in US dollars (“$”) except for numbers of shares and par value)

Note 1 — Nature of business and organization

MicroAlgo Inc. (“MicroAlgo” or the “Company”) (f/k/a Venus Acquisition Corporation (“Venus”)), a Cayman Islands exempted company, entered into the Business Combination and Merger Agreement dated June 10, 2021 (as amended on January 24, 2022, August 2, 2022, August 3, 2022 and August 10, 2022, the “Merger Agreement”), by and among WiMi Hologram Cloud Inc. (“WiMi” or the “Majority Shareholder”), Venus, Venus Merger Sub Corporation (“Venus Merger Sub”), a Cayman Islands exempted company incorporated for the purpose of effectuating the Business Combination, and VIYI Algorithm Inc. (“VIYI”), a Cayman Islands exempted company.

On December 9, 2022, in accordance with the Merger Agreement, the closing of the business combination (the “Closing”) occurred, pursuant to which Venus issued 39,603,961 ordinary shares to VIYI shareholders. As a result of the consummation of the business combination, VIYI is now a wholly-owned subsidiary of the Company, which has changed its name to MicroAlgo Inc.

The business combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Venus will be treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the holders of VIYI expecting to have a majority of the voting power of the post-combination company, VIYI senior management comprising substantially all of the senior management of the post-combination company, the relative size of VIYI compared to Venus, and VIYI operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the business combination will be treated as the equivalent of VIYI issuing shares for the net assets of Venus, accompanied by a recapitalization. The net assets of Venus will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the business combination will be those of VIYI. (See Note 3 for details)

VIYI Algorithm Inc. (“VIYI”), is a company incorporated on September 24, 2020 under the laws of the Cayman Islands. WiMi Hologram Cloud Inc. (“WiMi Inc.” or the “Parent”) which primarily engaged in augmented reality (“AR”) advertising and entertainment services, is VIYI’s parent company. VIYI, its consolidated subsidiaries, its former variable interest entity (“VIE”) and VIE’s subsidiaries (collectively referred to as the “Company”) is primarily engaged in providing central processing algorithm services.

In connection with a contemplated merger of MicroAlgo, the following steps were undertaken:

(1)	Reorganization of Shenzhen Yitian:

Shenzhen Yitian Internet Technology Co., Ltd. (“Shenzhen Yitian”) was established on March 8, 2011 and was acquired by the Parent’s VIE, WiMi Cloud Software Co., Ltd. (“Beijing WiMi”) in 2015. Shenzhen Yitian and subsidiaries are in the PRC and mainly engaged in provide algorithm services in advertising and gaming industry.

On December 24, 2020, Beijing WiMi transferred 99.0% and 1.0% equity interests in Shenzhen Yitian to Ms. Yao Zhaohua and Ms. Sun Yadong for consideration of RMB 1 and RMB 1, respectively, pursuant to share transfer agreements. Ms. Yao Zhaohua and Ms. Sun Yadong and the original shareholders of Shenzhen Yitian entered into contractual agreement (see contractual agreements below) with Shenzhen Weiyixin on December 24, 2020, which granted Shenzhen Weiyixin effective control of Shenzhen Yitian from December 24, 2020 and enable Shenzhen Weiyixin to receive all the expected residual returns of Shenzhen Yitian and its subsidiaries. The reorganization was completed on December 24, 2020. Shenzhen Weiyixin becomes the primary beneficiary of Shenzhen Yitian and its subsidiaries.

On January 11, 2021, Shenzhen Yitian transferred its 100% equity interest of Weidong and subsidiaries to Shenzhen Weiyixin; its 100% equity interest YY Online to Weidong and its 100% equity interest in Korgas 233 and Wuhan 233 to YY Online. As a result, Wuhan 233 and Korgas 233 became wholly owned subsidiaries of YY Online and YY Online became wholly owned subsidiary of Weidong and Weidong became wholly owned subsidiary of Shenzhen Weiyixin.

All of these entities are under common control of shareholders of VIYI, which results in the consolidation of Shenzhen Yitian and its subsidiaries which have been accounted for as a reorganization of entities under common control at carrying value. The consolidated financial statements are prepared on the basis as if the reorganization became effective as of the beginning of the first period presented in the accompanying consolidated financial statements of the Company.

On July 1, 2021, Weidong acquired 99% interest of Shanghai Guoyu Information Technologies Co., Ltd (“Shanghai Guoyu”). The remaining 1% of Shanghai Guoyu is acquired by YY Online. The aggregate purchase price was $3.0 million (RMB 20,000,000). On July 19, 2021 Shanghai Guoyu established 100% owned subsidiary Kashi Guoyu Information Technologies Co., Ltd (“Kashi Guoyu”). On July 14, 2021, Weidong transferred its 100% equity interest of Horgas 233 and Horgas Weidong to Shanghai Guoyu.

On July 19, 2021, Viwo Technology established a fully owned subsidiary Shenzhen Viwotong Technology Co., Ltd. (“Viwotong Tech”) in Shenzhen to support its operations. On November 19, Viwotong Tech acquired 100% equity interests of Guangzhou Tapuyu Internet Technology Co., Ltd. (“Tapuyu”), a provider of advertising services, for RMB 2 (approximately USD 0.3). On December 7, 2021, Viwotong Tech purchased Pengcheng Keyi (Xi’an) Intelligence Technology Co., Ltd. (“Pengcheng Keyi”), a provider of testing equipment development and sales, for RMB 2 (approximately USD 0.3). On July 1, 2022, Viwo Technology Inc. entered into an equity transfer agreement to transfer 99.0% and 1.0% of the issued share capital of Pengcheng Keyi to two unrelated individuals at RMB 1.0 and RMB 0.1(USD$ 0.01), respectively. (See Note 4 for details)

Due to the business strategy adjustment, Shenzhen Yitian and its subsidiaries no longer operate the business involving foreign investment restrictions since March 1, 2022, therefore VIYI is able to have direct equity interest in Shenzhen Yitian and its subsidiaries. On April 1, 2022, VIYI terminated the agreements under the VIE structure with Shenzhen Yitian. Shenzhen Yitian’s original shareholders transferred their respective ownership to VIYI WFOE and VIYI WFOE obtained 100% equity control of Shenzhen Yitian and its subsidiaries on April 1, 2022. The reorganization has no effect on the consolidated financial statements as Shenzhen Yitian has been under common control of VIYI Cayman that there is no change of reporting entities.

On April 12, 2022, VIYI Technology Limited (“VIYI Ltd”) set up a joint venture company, Vize Technology Limited (“Vize”), in Hong Kong, and VIYI Ltd has a 55% equity interest in Vize. It had no operation as of December 31, 2022.

On August 15, 2022, Vize established a fully owned subsidiary Shenzhen ViZeTong Technology Co., Ltd. (“ViZeTong”) in Shenzhen. ViZeTong had no material operation as of December 31, 2022.

(2)	Allocation of expenses

The accompanying consolidated financial statements include the Company’s direct expenses, as well as an allocation of certain general and administrative and financial expenses paid by the Parent. General and administrative expenses consist primarily of share-based compensation expense, salary and related expenses of senior management and VIYI employees, shared management expenses, including accounting, consulting, legal support services, and other expenses to provide operating support to the related businesses.

These allocations are made using a proportional cost allocation method by considering the proportion of revenues, headcounts as well as estimates of time spent on the provision of services attributable to the Company and the related expenses resulted from the acquisition of subsidiary.

The general and administrative expenses allocated from the Parent amounted to $92,759 and nil for the years ended December 31, 2021 and 2022, respectively. Income tax provision reflected in the Company’s consolidated statement of income is calculated based on a separate return basis as the Company’s subsidiaries all filed separate tax returns.

Management believes the basis and amounts of these allocations are reasonable. While the expenses allocated to the Company for these items are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, stand-alone entity, the Company does not believe that there is any significant difference between the nature and amounts of these allocated expenses and the expenses that would have been incurred if the Company had been a separate, stand-alone entity.

The accompanying consolidated financial statements reflect the activities of VIYI and each of the following entities as of December 31, 2022:

Name	Background		Ownership
VIYI Technology Inc. (“VIYI”)	●	A Cayman Islands company Incorporated on September 24, 2020	100% owned by MicroAlgo

VIYI Technology Ltd. (“VIYI Ltd”)	●	A Hong Kong company	100% owned by VIYI
	●	Incorporated on October 9, 2020
	●	A holding company

Shenzhen Weiyixin Technology Co., Ltd. (“Shenzhen Weiyixin”or “VIYI WFOE”)	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by VIYI Ltd
	●	Incorporated on November 18, 2020
	●	A holding company

Shenzhen Yitian Internet Technology Co., Ltd. (“Shenzhen Yitian”)	●	A PRC limited liability company	100% owned by Beijing WiMi before December 24, 2020 VIE of Shenzhen Weiyixin starting on December 24, 2020. 100% owned by Shenzhen Weiyixin starting April 1, 2022
	●	Incorporated on March 08, 2011
	●	Primarily engages central processing algorithm in mobile games industry

Korgas 233 Technology Co., Ltd. (“Korgas 233”)	●	A PRC limited liability company	100% owned by Shenzhen Yitian before January 11, 2021; 100% owned by YY Online after January 11, 2021
	●	Incorporated on September 15, 2017
	●	Primarily engages in central processing algorithm in mobile games industry

Shenzhen Qianhai Wangxin Technology Co., Ltd. (“Shenzhen Qianhai”)	●	A PRC limited liability company Incorporated on October 16, 2015 Primarily engages in central processing algorithm in advertising industry	100% owned by Shenzhen Yitian

Shenzhen Yiyou Online Technology Co., Ltd. (“YY Online”)	●	A PRC limited liability company Incorporated on January 14, 2019 Primarily engages in central processing algorithm in advertising industry	100% owned by Shenzhen Yitian before January 11, 2021; 100% owned by Weidong after January 11, 2021

Wuhan 233 Interactive Entertainment Technology Co., Ltd. (“Wuhan 233”)	●	A PRC limited liability company	100% owned by Shenzhen Yitian before January 11, 2021; 100% owned by YY Online after January 11, 2021
	●	Incorporated on May 15, 2020
	●	Primarily engages in central processing algorithm in mobile games industry

Weidong Technology Co., Ltd. (“Weidong”)	●	A PRC limited liability company	100% owned by Shenzhen Yitian before January 11, 2021; 100% owned by Shenzhen Weiyixin after January 11, 2021
	●	Incorporated on October 28, 2020
	●	Primarily engages in central processing algorithm in advertising industry

Name	Background		Ownership
Korgas Weidong Technology Co., Ltd. (“Korgas Weidong”)	●	A PRC limited liability company	100% owned by Weidong
	●	Incorporated on October 30, 2020
	●	Primarily engages in central processing algorithm in advertising industry

Fe-da Electronics Company Private Limited (“Fe-da Electronics”)	●	A Singapore company	100% owned by VIYI Acquired in September 2020
	●	Incorporated on January 9, 2009
	●	Primarily engages in resale of intelligent chips and customization of central processing units

Excel Crest Limited (“Excel Crest”)	●	A Hong Kong company	100% owned by Fe-da Electronics
	●	Incorporated on September 10, 2020
	●	Support the daily operations of Fe-da Electronics in Hong Kong

Shanghai Weimu Technology Co., Ltd. (“Shanghai Weimu”)	●	A PRC limited liability company	58% owned by Shenzhen Weiyixin
	●	Incorporated on November 30, 2020
	●	Engages in providing software support services

Wisdom Lab Inc. (“Wisdom Lab”)	●	A Cayman Islands company	100% owned by Fe-Da Electronics
	●	Incorporated on May 6, 2021
	●	Engages in software solution for intelligent chips

Viwo Technology Limited. (“Viwo Tech”)	●	A Hong Kong company	55% owned by VIYI Ltd
	●	Incorporated on April 15, 2021
	●	Engages in intelligent chips design
	●	No operations as of June 30, 2022

Shenzhen Viwotong Technology Co., Ltd. (“Viwotong Tech”)	●	A PRC limited liability company	100% owned by Viwo Tech
	●	Incorporated on July 19, 2021

Shanghai Guoyu Information Technology Co., Ltd. (“Shanghai Guoyu”)	●	A PRC limited liability company	99% owned by Weidong, 1% owned by YY Online
	●	Incorporated on March 18, 2019
	●	Engages in R&D and application of intelligent visual algorithm technology

Kashi Guoyu Information Technology Co., Ltd. (“Kashi Guoyu”)	●	A PRC limited liability company	100% owned by Shanghai Guoyu
	●	Incorporated on July 23, 2021
	●	Engages in R&D and application of intelligent visual algorithm technology

Name	Background		Ownership
Guangzhou Tapuyu Internet Technology Co., Ltd. (“Tapuyu”)	●	A PRC limited liability company	100% owned by Viwotong Tech
	●	Incorporated on June 22, 2021
	●	Engages in central processing algorithm in advertising industry

Guangzhou Bimai Network Technology Co., Ltd. (“Bimai”)	●	A PRC limited liability company	100% owned by Viwotong Tech Acquired in September 2022
	●	Incorporated on April 28, 2021
	●	Engages in central processing algorithm in advertising industry

ViZe Technology Limited (“ViZe”)	●	A Hong Kong company	55% owned by VIYI Ltd.
	●	Incorporated on April 12, 2022
	●	No activities as of December 31, 2022

Shenzhen ViZeTong Technology Co., Ltd. (“ViZeTong”)	●	A PRC limited liability company	100% owned by ViZe
	●	Incorporated on August 15, 2022
	●	No activities as of December 31, 2022

Contractual Arrangements (Terminated April 1, 2022)

Due to legal restrictions on foreign ownership and investment in, among other areas, value-added telecommunications services, which include the operations of internet content providers, prior to April 1, 2022, the Company operates its internet and other businesses in which foreign investment is restricted or prohibited in the PRC through certain PRC domestic companies. As such, Shenzhen Yitian (from December 24, 2020) is controlled through contractual agreements in lieu of direct equity ownership by the Company or any of its subsidiaries.

Shenzhen Yitian and its subsidiary used to provide Internet information consulting services which required the possession of the Internet Content Provision (“ICP”) licenses and were subject to foreign investment restrictions under relevant PRC laws and regulations. Due to subsequent business strategy adjustment, Shenzhen Yitian and its subsidiary have terminated such Internet information consulting services since March 1, 2022. As a result of the termination of such services, Shenzhen Yitian and its subsidiary were later notified by relevant PRC government authority that the ICP licenses were no longer required and their business was no longer subject to foreign investment restrictions, therefore VIYI can own direct equity interest in Shenzhen Yitian and its subsidiaries. VIYI terminated the agreements under the VIE structure with Shenzhen Yitian, and VIYI’s WFOE achieved 100% equity control of Shenzhen Yitian and its subsidiaries on April 1, 2022. VIYI now controls and receives the economic benefits of Shenzhen Yitian and its subsidiaries’ business operation through equity ownership.

Shenzhen Yitian

The contractual arrangements consist of a series of four agreements, shareholders power of attorney and irrevocable commitment letters (collectively the “Contractual Arrangements”, which were signed on December 24, 2020). The significant terms of the Contractual Agreements are as follows:

Exclusive Business Cooperation Agreement

Under the exclusive business cooperation agreement between Shenzhen Weiyixin and Shenzhen Yitian dated December 24, 2020, Shenzhen Weiyixin has the exclusive right to provide to Shenzhen Yitian consulting and services related to, among other things, use of software, operation maintenance, product development, and management and marketing consulting. Shenzhen Weiyixin has the exclusive ownership of intellectual property rights created as a result of the performance of this agreement. Shenzhen Yitian agrees to pay Shenzhen Weiyixin service fee at an amount equal to the consolidated net income after offsetting previous year’s loss (if any). This agreement remained effective until April 1, 2022 when the agreement was terminated by Shenzhen Weiyixin.

Exclusive Share Purchase Option Agreement

Pursuant to the exclusive share purchase option agreement dated December 24, 2020, by and among Shenzhen Weiyixin, Shenzhen Yitian and each of the shareholders of Shenzhen Yitian, each of the shareholders of Shenzhen Yitian irrevocably granted Shenzhen Weiyixin an exclusive call option to purchase, or have its designated person(s) to purchase, at its discretion, all or part of their equity interests in Shenzhen Yitian, and the purchase price shall be the lowest price permitted by applicable PRC law. Each of the shareholders of Shenzhen Yitian undertakes that, without the prior written consent of Shenzhen Weiyixin or us, they may not increase or decrease the registered capital, amend its articles of association or change registered capital structure. This agreement will remain effective unless terminated in the event that the entire equity interests held by registered shareholders in Shenzhen Yitian have been transferred to Shenzhen Weiyixin or until the date when it is terminated by Shenzhen Weiyixin. Any transfer of shares pursuant to this agreement would be subject to PRC regulations and to any changes required thereunder.

Equity Interest Pledge Agreement

Pursuant to the equity interest pledge agreement dated December 24, 2020, by and among Shenzhen Weiyixin, Shenzhen Yitian and the shareholders of Shenzhen Yitian, the shareholders of Shenzhen Yitian pledged all of their equity interests in Shenzhen Yitian to Shenzhen Weiyixin to guarantee their and Shenzhen Yitian’s obligations under the contractual arrangements including the exclusive consulting and services agreement, the exclusive option agreement, the power of attorney and this equity interest pledge agreement, as well as any loss incurred due to events of default defined therein and all expenses incurred by Shenzhen Weiyixin in enforcing such obligations of Shenzhen Yitian or its shareholders. The shareholders of Shenzhen Yitian agree that, without Shenzhen Weiyixin’s prior written approval, during the term of the equity interest pledge agreement, they will not dispose of the pledged equity interests or create or allow any other encumbrance on the pledged equity interests. The pledge under the equity interest pledge agreement shall take effect upon the completion of registration with the relevant administration for industry and commerce, which was completed as of January 29, 2021, and shall remain valid until the earlier of (1) the completion of all contractual obligations and the repayment of all secured debts, or (2) the time when the pledgee and/or the appointed person(s) have decided, subject to the PRC laws, to purchase the entire equity interests of the pledger in Shenzhen Yitian, and such equity interests of Shenzhen Yitian have been transferred to the pledgee and/or the appointed person(s) in accordance with the law such that the pledgee and/or the appointed person(s) may lawfully engage in the business of Shenzhen Yitian.

Loan Agreement

Pursuant to the loan agreement dated December 24, 2020, Shenzhen Weiyixin agreed to provide loans to the registered shareholders of Shenzhen Yitian, to be used exclusively as investment in Shenzhen Yitian. The loan must not be used for any other purposes without the relevant lender’s prior written consent. The term of the loan agreement commences from the date of the agreement and ends on the date the lender exercises its exclusive option under the relevant exclusive share purchase option agreement, or when certain defined termination events occur, such as if the lender sends a written notice demanding repayment to the borrower, or upon the default of the borrower, whichever is earlier. After the lender exercises its exclusive option, the borrower may repay the loan by transferring all of its equity interest in the relevant Onshore Holdco to the lender, or a person or entity nominated by the lender, and use the proceeds of such transfer as repayment of the loan. If the proceeds of such transfer are equal to or less than the principal of the loan under the loan agreement, the loan is considered interest-free. If the proceeds of such transfer is higher than the principal of the loan under the loan agreement, any surplus is considered interest for the loan.

Power of Attorney

Pursuant to the power of attorney dated December 24, 2020, by Shenzhen Weiyixin and each shareholder of Shenzhen Yitian, respectively, each shareholder of Shenzhen Yitian irrevocably authorized Shenzhen Weiyixin or any person(s) designated by Shenzhen Weiyixin to exercise such shareholder’s voting rights in Shenzhen Yitian, including, without limitation, the power to participate in and vote at shareholder’s meetings, the power to nominate directors and appoint senior management, the power to sell or transfer such shareholder’s equity interest in Shenzhen Yitian, and other shareholders’ voting rights permitted by PRC law and the Articles of Association of Shenzhen Yitian. The power of attorney remains irrevocable and continuously valid from the date of execution so long as each shareholder remains as a shareholder of Shenzhen Yitian.

Spousal Consent Letters

Pursuant to these letters, the spouses of the applicable shareholders of Shenzhen Yitian unconditionally and irrevocably agreed that the equity interest in Shenzhen Yitian held by them and registered in their names will be disposed of pursuant to the equity interest pledge agreement, the exclusive option agreement, and the power of attorney. Each of their spouses agreed not to assert any rights over the equity interest in Shenzhen Yitian held by their respective spouses. In addition, in the event that any spouse obtains any equity interest in Shenzhen Yitian held by his or her spouse for any reason, he or she agreed to be bound by the contractual arrangements.

Based on the foregoing contractual arrangements, which grant Shenzhen Weiyixin effective control of Shenzhen Yitian and enable Shenzhen Weiyixin to receive all of their expected residual returns, the Company accounts for Shenzhen Yitian as a VIE on December 24, 2020. The consolidated financial statements are prepared on the basis as if the reorganization became effective as of the beginning of the first period presented in the accompanying consolidated financial statements of the Company.

Due to the business strategy adjustment, Shenzhen Yitian and its subsidiaries no longer operate the business involving foreign investment restrictions since March 1, 2022, therefore VIYI is able to have direct equity interest in Shenzhen Yitian and its subsidiaries. On April 1, 2022, VIYI terminated the agreements under the VIE structure with Shenzhen Yitian. Shenzhen Yitian’s original shareholders transferred their respective ownership to VIYI WFOE and VIYI WFOE obtained 100% equity control of Shenzhen Yitian and its subsidiaries on April 1, 2022.

Note 2 — Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding financial reporting, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries, which include the wholly-foreign owned enterprise (“WFOE”) and variable interest entity (“VIE”) and VIE’s subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property and equipment and intangible assets, impairment of long-lived assets and goodwill, allowance for doubtful accounts, provision for contingent liabilities, revenue recognition, right-of-use assets and lease liabilities, deferred taxes and uncertain tax position, the fair value of contingent consideration related to business acquisitions and allocation of expenses from the Parent and Beijing WiMi. Actual results could differ from these estimates.

Foreign currency translation and other comprehensive income (loss)

The Company uses U.S. dollar (“USD”) as its reporting currency. The functional currency of VIYI is Hong Kong Dollar, its subsidiary in Singapore is U.S. dollar, and its other subsidiaries which are incorporated in PRC are RMB, respectively, which are their respective local currencies based on the criteria of ASC 830, “Foreign Currency Matters”.

In the consolidated financial statements, the financial information of the Company and other entities located outside of the PRC has been translated into RMB. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated using the average rate for the period.

Translation adjustments included in accumulated other comprehensive income amounted to $2,895,054 and negative $1,622,503 as of December 31, 2021 and 2022, respectively. The balance sheet amounts, with the exception of shareholders’ equity, at December 31, 2021 and 2022 were translated at USD 1.00 to HKD 7.7981 and to HKD 7.7965, respectively. The average translation rates applied to statement of income accounts for the years ended December 31, 2021 and 2022 were USD 1.00 to HKD 7.7729 and to HKD 7.8311, respectively. The balance sheet amounts, with the exception of shareholders’ equity at December 31, 2021 and 2022 were translated at USD 1.00 to RMB 6.3757 and to RMB 6.9646 respectively. The average translation rates applied to statement of income accounts for the years ended December 31, 2021 and 2022 were USD 1.00 to RMB 6.4515 and to RMB 6.7261, respectively. The shareholders’ equity accounts were stated at their historical rate. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Cash and cash equivalents

Cash and cash equivalents primarily consist of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. Cash and cash equivalents also consist of funds earned from the Company’s operating revenues which were held at third party platform fund accounts which are unrestricted as to immediate use or withdraw. The Company maintains most of its bank accounts in the PRC, HK and Singapore.

Accounts receivable, net

Accounts receivable include trade accounts due from customers. Accounts are considered overdue after 90 days. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate and provides allowance when necessary. The allowance is based on management’s best estimates of specific losses on individual customer exposures, as well as the historical trends of collections. Account balances are charged off against the allowance after all means of collection have been exhausted and the likelihood of collection is not probable. For the year ended December 31, 2021 and 2022, the Company made $225,858 and nil allowance for doubtful accounts for accounts receivable, respectively.

Short term investments

Short-term investments are investments in wealth management product with underlying in cash, bonds and equity funds. The investments can be redeemed any time and the investment was recorded at fair value. The gain (loss) from sale of any investments and fair value change are recognized in the statements of income and comprehensive income.

Inventories

Inventories are comprised of finished goods and are stated at the lower of cost or net realizable value using the weighted average method. Management reviews inventories for obsolescence and cost in excess of net realizable value periodically when appropriate and records a reserve against the inventory when the carrying value exceeds net realizable value. As of December 31, 2021 and 2022, the Company determined that no allowance was necessary.

Prepaid services fees

Prepaid services fees are mainly payments made to vendors or services providers for future services. These amounts are refundable and bear no interest. Prepaid services fees also include money deposited with certain channel providers to ensure the contents of the advertisement do not violate the terms of the channel providers. The deposits usually have one year term and are refundable upon contract termination. Management reviews its prepaid services fees on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. As of December 31, 2021 and 2022, no allowance was deemed necessary.

Other receivables and prepaid expenses

Other receivables that are short term in nature include employee advances to pay certain of the Company’s expenses in the normal course of business and certain short-term deposits. Prepaid expenses included utilities or system services. An allowance for doubtful accounts may be established and recorded based on management’s assessment of the likelihood of collection. Management reviews these items on a regular basis to determine if the allowance for doubtful accounts is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. No allowance was required as of December 31, 2021 and 2022.

Loans receivable

Loans receivable represents loans to a third party under the terms of the agreements signed in November and December 2021 at 3.85% interest per annum. The loans have terms of one-year and are collateralized by real estate property for approximately RMB 24.0 million (USD 3.8 million). Management regularly reviews the aging of loans receivable and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Loans receivable considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of December 31, 2022, no allowance was deemed necessary. Full amount of loans receivable was subsequently collected in May 2022.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and impairment if applicable. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. The estimated useful lives are as follows:

Useful Life
Office equipment	3 years
Office furniture and fixtures	3 – 5 years
Leasehold improvements	lesser of lease term or expected useful life

Deferred merger costs

Prepaid merger costs consist primarily of expenses paid to attorneys, consultants, underwriters, and etc. related to its merger transaction. The balance will be offset with the proceeds received after the close of the offering.

Cost method investments

The Company accounts for investments with less than 20% of the voting shares and does not have the ability to exercise significant influence over operating and financial policies of the investee using the cost method. The Company records cost method investments at the historical cost in its consolidated financial statements and subsequently records any dividends received from the net accumulated earrings of the investee as income. Dividends received in excess of earnings are considered a return of investment and are recorded as reduction in the cost of the investments.

Cost method investments are evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore the Company did not record any impairment charges for its investments for the year ended December 31, 2021 and 2022.

Intangible assets, net

The Company’s intangible assets with definite useful lives primarily consist of copyrights, non-compete agreements, and technology know-hows. Identifiable intangible assets resulting from the acquisitions of subsidiaries accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its intangible assets with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful lives. The estimated useful lives are as follows:

Useful Life
Customer relationship	4 years
Technology know-hows	5 years
Non-compete agreements	6 years
Software copyright	6 years

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive loss. Impairment losses on goodwill are not reversed.

The Company reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist annually or more frequently if events and circumstances indicate that it is more likely than not that an impairment has occurred. The Company has the option to assess qualitative factors to determine whether it is necessary to perform further impairment testing in accordance with ASC 350-20, as amended by ASU 2017-04. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the impairment test described below is required. The Company compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, impairment is recognized for the difference, limited to the amount of goodwill recognized for the reporting unit. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow.

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. For the years ended December 31, 2021 and 2022, no impairment of long-lived assets was recognized.

Business combination

The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the Company’s consolidated statements of operations. The results of operations of the acquired business are included in the Company’s operating results from the date of acquisition.

Fair value measurement

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company.

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels are defined as follow:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

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

Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC Topic 606). The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identifies the contract with the customer, (ii) identifies the performance obligations in the contract, (iii) determines the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocates the transaction price to the respective performance obligations in the contract, and (v) recognizes revenue when (or as) the Company satisfies the performance obligation.

(i)	Central Processing Advertising Algorithm Services

— Advertising display services

For the advertising algorithm advertising display services, the Company’s performance obligation is to identify advertising spaces, embed images or videos into films, shows and short form videos that are hosted by leading online streaming platforms in China. Revenue is recognized at a point in time when the related services have been delivered based on the specific terms of the contract, which are commonly based on specific action (i.e., cost per impression (“CPM”) for online display).

The Company enters into advertising contracts with advertisers where the amounts charged per specific action are fixed and determinable, the specific terms of the contracts were agreed on by the Company, the advertisers and channel providers, and collectability is probable. Revenue is recognized on a CPM basis as impressions.

The Company considers itself as provider of the services as it has control of the specified services and products at any time before it is transferred to the customers which is evidenced by (1) the Company is primarily responsible to its customers for products and services offered where the products were designed in house and the Company has customer services team to directly serve the customers; and (2) having latitude in establish pricing. Therefore the Company acts as the principal of these arrangements and reports revenue earned and costs incurred related to these transactions on a gross basis.

— Performance-based advertising service

The Company provides central processing algorithm performance-based advertising services for its customers, which enable the customers to get the optimal business opportunities.

The Company’s performance obligation is to help customers to accurately match consumers and traffic users, and thereby increasing the conversion rate of product sale using its proprietary data optimization algorithms. The Company’s revenue is recognized at a point when an ender user completes a transaction at a rate specified in contract. Related service fees are generally billed monthly, based on a per transaction basis.

The Company considers itself as provider of the services as it has control of the specified services and products at any time before it is transferred to the customers which is evidenced by (1) it is primarily responsible to its customers for the services offered where the algorithms and data optimization were designed and performed in house and it has customer services team to directly serve the customers; and (2) having latitude in establish pricing. Therefore, VIYI acts as the principal of these arrangements and reports revenue earned and costs incurred related to these transactions on a gross basis.

In addition, through the Company’s data algorithm optimization, it is able to identify certain end user needs and it facilitates certain value added services to the end users. The Company engages third party services provider to perform the services. The Company concludes that it does not control the services as the third party service provider is responsible for providing the service and its responsibility is merely to facilitate the provision of these value added service to the end users and charges a fee. As such the Company recorded revenue from the value added services on a net basis when the services is provided by third party service provider.

(ii)	Mobile Games Services

The Company generates revenue from jointly operated mobile game publishing services and the licensed out games. In accordance with ASC 606, Revenue Recognition: Principal Agent Considerations, the Company evaluates agreements with the game developers, distribution channels and payment channels in order to determine whether or not the Company acts as the principal or as an agent in the arrangement with each party respectively. The determination of whether to record the revenues gross or net is based on whether the Company’s promise to its customers is to provide the products or services or to facilitate a sale by a third party. The nature of the promise depends on whether the Company controls the products or services prior to transferring it. Control is evidenced by if the Company is primarily responsible for fulling the provision of services and has discretion in establishing the selling price. When the Company controls the products or services, its promise is to provide and deliver the products and revenue is presented gross. When the Company does not control the products, the promise is to facilitate the sale and revenue is presented net.

— Jointly operated mobile game publishing services

The Company offers publishing services for mobile games developed by third-party game developers. The Company acted as a distribution channel that it will publish the games on their own app or a third-party owned app or website, named game portals. Through these game portals, game players can download the mobile games to their mobile devices and purchase coins, the virtual currency, for in game premium features to enhance their game playing experience. The Company contracts with third-party payment platforms for collection services offered to game players who have purchased coins. The third-party game developers, third-party payment platforms and the co-publishers are entitled to profit sharing based on a prescribed percentage of the gross amount charged to the game players. The Company’s obligation in the publishing services is completed at a point in time when the game players made a payment to purchase coins.

With respect to the publishing services arrangements between the Company and the game developer, the Company considered that the Company does not control the services as evidenced by (i) developers are responsible for providing the game product desired by the game players; (ii) the hosting and maintenance of game servers for running the online mobile games is the responsibility of the third-party platforms; (iii) the developers or third-party platforms have the right to change the pricing of in game virtual items. The Company’s responsibilities are publishing, providing payment solution and market promotion service, and thus the Company views the game developers to be its customers and considers itself as the facilitator of the game developers in the arrangements with game players. Accordingly, the Company records the game publishing service revenue from these games, net of amounts paid to the game developers.

— Licensed out mobile games

The Company also licenses third parties to operate its mobile games developed internally through mobile portal and receives revenue from the third-party licensee operators on a monthly basis. The Company’s performance obligation is to provide mobile games to game operators which enable players of the mobile games to make in game purchases and the Company recognized revenue at a point in time when game players completed the purchases. The Company records revenues on a net basis, as the Company does not have the control of the services provided as it does not have the primary responsibility for fulfilment nor does not have the right to change the pricing of the game services.

(iii)	Sale of intelligent chips

Starting in September 2020, the Company has also been engaged in resale of intelligent chips products and accessories. The Company typically enters into written contracts with its customer where the rights of the parties, including payment terms, are identified and sales prices to the customers are fixed with no separate sales rebate, discount, or other incentive and no right of return exists on sales of inventory. The Company’s performance obligation is to deliver products according to contract specifications. The Company recognizes gross product revenue at a point in time when the control of products or services are transferred to customers.

To distinguish a promise to provide products from a promise to facilitate the sale from a third party, the Company considers the guidance of control in ASC 606-10-55-37A and the indicators in 606-10-55-39. The Company considers this guidance in conjunction with the terms in the Company’s arrangements with both suppliers and customers.

In general, the Company controls the products as it has the obligation to (i) fulfil the products delivery and (ii) bear any inventory risk as legal owners. In addition, when establishing the selling prices for delivery of the resale products, the Company has control to set its selling price to ensure it would generate profit for the products delivery arrangements. The Company believes that all these factors indicate that the Company is acting as a principal in this transaction. As a result, revenue from the sales of products is presented on a gross basis.

(iv)	Revenue from software development

The Company also designs software for central processing units based on customers’ specific needs. The contract is typically fixed priced and does not provide any post contract customer support or upgrades. The Company’s performance obligation is to design, develop, test and install the related software for customers, all of which are considered one performance obligation as the customers do not obtain benefit for each separate service. The duration of the development period is short, usually less than one year.

The Company’s revenue from software development contracts is generally recognized over time during the development period and the Company has no alternative use of the customized software and application without incurring significant additional costs. Revenue is recognized based on the Company’s measurement of progress towards completion based on output methods when the Company could appropriately measure the customization progress towards completion by reaching certain milestones specified in contracts. Assumptions, risks and uncertainties inherent in the estimates used to measure progress could affect the amount of revenues, receivables and deferred revenues at each reporting period.

Contract balances:

The Company records receivable related to revenue when it has an unconditional right to invoice and receive payment.

Payments received from customers before all the relevant criteria for revenue recognition met are recorded as deferred revenue.

The Company’s disaggregated revenue streams in consideration of the Company’s type of goods and services and sales channels are as follows:

	December 31,	December 31,
	2021	2022
Central processing advertising algorithm services	$40,229,589	$66,399,113
Mobile games	2,092,377	179,188
Sales of intelligent chips	34,319,479	20,533,929
Software development	5,393,844	-
Total revenues	$82,035,289	$87,132,230

The Company’s revenue by timing of transfer of goods or services are summarized below:

	December 31,	December 31,
	2021	2022
Goods and services transferred at a point in time	$76,641,445	$87,132,230
Services transferred over time	5,393,844	-
Total revenues	$82,035,289	$87,132,230

The Company’s revenue by geographic locations are summarized below:

	December 31,	December 31,
	2021	2022
Mainland PRC revenues	$42,372,826	$66,751,637
Hong Kong revenues	5,393,844	-
International revenues	34,268,619	20,380,593
Total revenues	$82,035,289	$87,132,230

Cost of revenues

Cost of revenue for central processing algorithm services comprised of costs paid to channel distributors based on the sales agreements, shared costs with content providers based on the profit sharing arrangements, third party consulting services expenses and compensation expenses for the Company’s professionals.

For intelligent chip and services, the cost of revenue consist primarily of the costs of products sold and third party software development costs.

Cost allocation

Cost allocation include allocation of certain general and administrative and financial expenses paid by the Parent. General and administrative expenses consist primarily salary and related expenses of senior management and VIYI employees, shared management expenses, including accounting, consulting, legal support services, and other expenses to provide operating support to the related businesses. These allocations are made using a proportional cost allocation method by considering the proportion of revenues, headcounts as well as estimates of time spent on the provision of services attributable to the Company and the related expenses resulted from the acquisition of subsidiary.

Advertising costs

Advertising costs are expensed as incurred and included in selling expenses. Advertising costs are historically immaterial to the Company’s operating expenses. Advertising costs amounted to $279 and nil for the years ended December 31, 2021 and 2022, respectively.

Research and development

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, outsourced subcontractors, as well as office rental, depreciation and related expenses for the Company’s research and product development team.

Value added taxes (“VAT”) and goods and services taxes (“GST”)

Revenue represents the invoiced value of service, net of VAT or GST. The VAT and GST are based on gross sales price and VAT rates range up to 13% in China, depending on the type of service provided or product sold, and GST rate is generally 7% in Singapore. Entities that are VAT/GST general taxpayers are allowed to offset qualified input VAT/GST paid to suppliers against their output VAT/GST liabilities. Net VAT/GST balance between input VAT/GST and output VAT/GST is recorded in tax payable. All of the VAT/GST returns filed by the Company’s subsidiaries in China and Singapore, have been and remain subject to examination by the tax authorities for five years from the date of filing.

Income taxes

The Company accounts for current income taxes in accordance with the laws of the relevant tax authorities. The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred taxes is accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. PRC tax returns filed in 2019 to 2021 are subject to examination by any applicable tax authorities.

Other Income, net

Other Income includes government subsidies which are amounts granted by local government authorities as an incentive for companies to promote development of the local technology industry. The Company receives government subsidies related to government sponsored projects and records such government subsidies as a liability when it is received. The Company records government subsidies as other income when there is no further performance obligation. Total government subsidies amounted to $45,378 and $184,778 for the years ended December 31, 2021 and 2022, respectively.

Other income also includes $260,149 and $73,415 of input VAT credit the Company redeemed during the years ended December 31, 2021 and 2022. As part of VAT reform in 2019, from April 1, 2019 to December 31, 2021, a taxpayer in certain service industries could claim additional 10% of input VAT credit based on total input VAT paid to suppliers, the credit was applied to offset with the Company’s VAT payable.

Leases

The Company adopted FASB ASU 2016-02, “Leases” (Topic 842) for the year ended December 31, 2020, and elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. Upon adoption, the Company recognized approximately RMB 1.6 million right of use (“ROU”) assets and same amount of lease liabilities based on the present value of the future minimum rental payments of leases, using an incremental borrowing rate of 7% based on the duration of lease terms.

Operating lease ROU assets and lease liabilities are recognized at the adoption date or the commencement date, whichever is earlier, based on the present value of lease payments over the lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company use its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as the Company does not have reasonable certainty at lease inception that these options will be exercised. The Company generally considers the economic life of its operating lease ROU assets to be comparable to the useful life of similar owned assets. The Company has elected the short-term lease exception, therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Its leases generally do not provide a residual guarantee. The operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term.

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liabilities in any tested asset group and include the associated operating lease payments in the undiscounted future pre-tax cash flows.

Share-based compensation

The Company records share-based compensation expense for employees by allocations from Wimi Inc. using a proportional cost allocation method by considering the headcount and its estimates of each employee’s time attributable to the Company. The share-based compensation expenses are valued at fair value on the grant date when the reward is approved. Share-based compensation is recognized net of forfeitures, as amortized expense on a straight-line basis over the requisite service period, which is the vesting period.

The Company accounts for share-based compensation expenses using an estimated forfeiture rate at the time of grant and revising, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expenses are recorded net of estimated forfeitures such that expenses are recorded only for those share-based awards that are expected to vest.

Employee benefit

The full-time employees of the Company are entitled to staff welfare benefits including medical care, housing fund, pension benefits, unemployment insurance and other welfare, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expenses for the plans were $213,314 and $278,978 for the years ended December 31, 2021and 2022, respectively.

Noncontrolling interests

Noncontrolling interest consists of an aggregate of 42% of the equity interest of Shanghai Weimu, 40% of the equity interest of Tianjin Weidong (no operations), 45% of equity interest of Viwo Tech and 45% of ViZe (no operations) held by other investors. Excess of contribution received from noncontrolling shareholders over carrying value of the entity is recorded in additional paid in capital. The noncontrolling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Noncontrolling interests in the results of the Company are presented on the face of the consolidated statement of operations as an allocation of the total income or loss for the year between non-controlling interest holders and the shareholders of the Company.

Noncontrolling interests consist of the following:

	December 31,	December 31,
	2021	2022
Shanghai Weimu	$252,908	$234,328
Viwo Tech	(10,502)	21,337
Vize Tech		(10)
Total	$242,406	$255,655

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. During the years ended December 31, 2021 and 2022, there was no dilutive shares.

Statutory reserves

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). If the Company has accumulated loss from prior periods, the Company is able to use the current period net income after tax to offset against the accumulate loss.

Segment reporting

FASB ASC 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments.

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The Company’s CODM has been identified as the CEO, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company.

Based on management’s assessment, the Company determined that it has two operating segments and therefore two reportable segments as defined by ASC 280, which are central processing algorithm services and intelligent chips and services. All of the Company’s net revenues were generated in the PRC, Hong Kong and Singapore.

Recently issued accounting pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments — Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments — Credit Losses — Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-02 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. The adoption of this ASU does not have a material effect on the Company’s consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Note 3 — Reverse Capitalization

On December 9, 2022, in accordance with the Merger Agreement, the Closing occurred, pursuant to which Venus issued 39,603,961 ordinary shares to VIYI shareholders.

Immediately after giving effect to the Business Combination, MicroAlgo has 43,856,706 ordinary shares issued and outstanding consisting of (i) the 3,963,745 ordinary shares held by previous Venus public shareholders and its Sponsor; (ii) the 39,603,961 newly issued Venus ordinary shares to the VIYI shareholders pursuant to the Merger Agreement, of which 792,079 ordinary shares issued to the Majority Shareholder will be held in escrow to satisfy any potential indemnification claims(s) which may be made by Venus under the Merger Agreement; (iii) the 214,000 newly issued Venus ordinary shares to the Joyous JD Limited as part of the backstop investment; and (iv) the 75,000 ordinary shares held by Venus’ underwriter.

Venus rights held by its Sponsor and previous public investors were automatically converted to 482,500 ordinary shares upon the consummation of the Business Combination.

Immediately after the closing of the Business Combination, MicroAlgo has 4,825,000 warrants issued and outstanding, consisting of (i) 4,600,000 warrants held by previous public investors of Venus; and (ii) 225,000 warrants held by the Sponsor of Venus.

Common shares issued and outstanding following the Closing are as follows:

Venus public shares after redemption	2,106,245
Venus shares converted from rights	482,500
Venus Sponsor shares	1,375,000
Venus shares issued to underwriter	75,000
Venus shares issued in the Business Combination	39,603,961
Venus shares issued to Joyous JD Limited	214,000
Weighted average shares outstanding	43,856,706
Percent of shares owned by VIYI shareholders	90.3%
Percent of shares owned by underwriter	0.17%
Percent of shares owned by Venus	9.04%
Percent of shares owned by Joyous JD limited	0.49%

Note 4 — Variable interest entity (“VIE”)

Shenzhen Weiyixin entered into Contractual Arrangements with Shenzhen Yitian on December 24, 2020. The significant terms of these Contractual Arrangements are summarized in “Note 1 — Nature of business and organization” above. As a result, prior to April 1, 2022, the Company classifies Shenzhen Yitian as VIE was consolidated in the consolidated financial statements based on the structure as described in Note 1.

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE.

Shenzhen Weiyixin is deemed to have a controlling financial interest and be the primary beneficiary of Shenzhen Yitian because it has both of the following characteristics:

(1)	The power to direct activities at Shenzhen Yitian that most significantly impact such entity’s economic performance, and

(2)	The right to receive benefits from Shenzhen Yitian that could potentially be significant to such entity.

Pursuant to the Contractual Arrangements, Shenzhen Yitian pays service fees equal to all of its net income to Shenzhen Weiyixin. The Contractual Arrangements are designed so that Shenzhen Yitian operate for the benefit of Shenzhen Weiyixin and ultimately, the Company.

Accordingly, the accounts of Shenzhen Yitian were consolidated in the accompanying financial statements as VIE of Shenzhen Weiyixin from December 24, 2020 forward and retroactively as if the reorganization became effective as of the beginning of the first period presented in the accompanying consolidated financial statements of the Company. Under the VIE Arrangements, the Company has the power to direct activities of Shenzhen Yitian and can have assets transferred out of Shenzhen Yitian. Therefore, the Company considers that there is no asset in Shenzhen Yitian that can be used only to settle obligations of Shenzhen Yitian, except for registered capital and PRC statutory reserves, if any. As Shenzhen Yitian is incorporated as limited liability company under the Company Law of the PRC, creditors of the Shenzhen Yitian do not have recourse to the general credit of the Company for any of the liabilities of Shenzhen Yitian.

In the opinion of management and the Company’s PRC counsel, (i) the ownership structure of the Company is in compliance with existing PRC laws and regulations; (ii) the Contractual Arrangements are valid and binding, and do not result in any violation of PRC laws or regulations currently in effect; and (iii) the business operations of Shenzhen Yitian and the VIE are in compliance with existing PRC laws and regulations in all material respects.

However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, the Company cannot be assured that PRC regulatory authorities will not ultimately take a contrary view to the foregoing opinion of its management. If the current corporate structure of the Company or the Contractual Arrangements is found to be in violation of any existing or future PRC laws and regulations, the Company may be required to restructure its corporate structure and operations in the PRC to comply with changing and new PRC laws and regulations. In the opinion of management and the Company’s PRC counsel, the likelihood of loss in respect of the Company’s current corporate structure or the Contractual Arrangements is remote based on current facts and circumstances.

Due to the business strategy adjustment, Shenzhen Yitian and its subsidiaries no longer operate the business involving foreign investment restrictions since March 1, 2022, therefore VIYI is able to have direct equity interest in Shenzhen Yitian and its subsidiaries. On April 1, 2022, VIYI terminated the agreements under the VIE structure with Shenzhen Yitian. Shenzhen Yitian’s original shareholders transferred their respective ownership to VIYI WFOE and VIYI WFOE obtained 100% equity control of Shenzhen Yitian and its subsidiaries on April 1, 2022. The reorganization has no effect on the consolidated financial statements as Shenzhen Yitian has been under common control of VIYI Cayman that there is no change of reporting entities.

The carrying amount of the consolidated assets and liabilities are as follows:

	December 31,	December 31,
	2021	2022
Current assets	$3,112,213	$-
Property and equipment, net	3,948	-
Other noncurrent assets	15,610,504	-
Total assets	18,726,665	-
Total liabilities	2,170,307	-
Net assets	$16,556,358	$-

	December 31,	December 31,
	2021	2022
Current liabilities:
Accounts payable	$31,514	$-
Other payables and accrued liabilities	56,041	-
Due to WiMi Inc.	1,995,944	-
Operating lease liabilities	6,678	-
Taxes payable	80,130	-
Total current liabilities	2,170,307	-
Total liabilities	$2,170,307	$-

The summarized operating results of the VIE are as follows:

	For the year ended December 31, 2021	For the period from Jan 1, 2022 to April 1, 2022
Operating revenues	$2,081,501	$329,231
Gross profit	1,938,898	313,816
Income from operations	795,962	109,155
Net income	$636,897	$80,809

The summarized statements of cash flow of the VIE are as follows:

	For the year ended December 31, 2021	For the period from Jan 1, 2022 to April 1, 2022
Net cash used in operating activities	$1,048,779	$(2,632,880)
Net cash used in investing activities	-	$(357,844)
Effect of exchange rates change in cash and cash equivalents	$56,346	$11,875
Net decrease in cash and cash equivalents	$1,105,125	$(2,978,849)
Cash and cash equivalents, beginning of year	$1,873,724	$2,978,849
Cash and cash equivalents, end of year	$2,978,849	$-

Note 5 — Business combination

Acquisition of Shanghai Guoyu

On July 1, 2021, Weidong acquired 99% interest of Shanghai Guoyu Information Technologies Co., Ltd (“Shanghai Guoyu”). The remaining 1% of Shanghai Guoyu is acquired by YY Online. The aggregate purchase price is RMB 20,000,000 ($3,090,760). On July 19, 2021 Shanghai Guoyu established 100% owned subsidiary Kashi Guoyu Information Technologies Co., Ltd (“Kashi Guoyu”). On July 14, 2021, Weidong transferred its 100% equity interest of Horgas 233 and Horgas Weidong to Shanghai Guoyu.

Shanghai Guoyu is committed to the R&D and application of intelligent visual algorithm technology, using image recognition, data analysis and modeling, virtual imaging, visual artificial intelligence algorithm and other technologies, integrating algorithm and data processing capabilities, and integrating functions from data processing to algorithm application, so as to provide customers with a full stack of intelligent visual algorithm services. At present, Shanghai Guoyu mainly serves the Internet marketing industry. The development of Shanghai Guoyu’s business is closely related to the progress and development of the computer vision industry and the Internet marketing industry.

The Company’s acquisition of Shanghai Guoyu was accounted for as business combination in accordance with ASC 805. The Company then allocated the fair value of consideration of Shanghai Guoyu based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the Business Combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date, which represents the net purchase price allocation on the date of the acquisition of Shanghai Guoyu based on valuation performed by an independent valuation firm engaged by the Company and translated the fair value from USD to RMB using the exchange rate on July 1, 2021 at the rate of USD 1.00 to RMB 6.4709.

Fair value
USD
Software	1,383,888
Goodwill	2,052,844
Deferred tax liabilities	(345,972)
Total consideration	3,090,760

Software consists of mainly data algorithm software, with a fair value of $1,383,888 and estimated finite useful life of 6 years.

The amount of sales and net income what resulted from the acquisition and included in the consolidated statements of income and comprehensive income during the year ended December 31, 2021 were immaterial.

The amount of revenue and net loss what resulted from the acquisition were approximately $4.0 million and $0.2 million during years ended December 31, 2022.

Acquisitions of Tapuyu and Pengcheng Keyi

On November 17, 2021, Viwotong Tech entered into Acquisition Framework Agreement to acquire 100% equity interests of Guangzhou Tapuyu Internet Technology Co., Ltd. (“Tapuyu”), a provider of advertising services. The aggregate purchase price is RMB 2 (USD 0.3) and the transaction consummated on November 19, 2021. On November 17, 2021, Viwotong Tech entered into Acquisition Framework Agreement to acquire 100% equity interests of Pengcheng Keyi (Xi’an) Intelligence Technology Co., Ltd. (“Pengcheng Keyi”), a provider of testing equipment development and sales. The aggregate purchase price is RMB 2 (USD 0.3) and the purchase consummated on December 7, 2021.

The Company’s acquisitions of Tapuyu and Pengcheng Keyi were accounted for as business combination in accordance with ASC 805. The Company then allocated the fair value of consideration of Tapuyu and Pengcheng Keyi based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the Business Combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date, which represents the net purchase price allocation on the date of the acquisition of Tapuyu and translated the fair value from USD to RMB using the exchange rate on November 19, 2021 at the rate of USD 1.00 to RMB 6.3825 and the net purchase price allocation on the date of the acquisition of Pengcheng Keyi and translated the fair value from USD to RMB using the exchange rate on December 7, 2021 at the rate of USD 1.00 to RMB 6.3738.

Fair value
USD
Cash	25,335
Other current assets	266,815
Current liabilities	(292,150)
Total consideration	-

On July 1, 2022, Viwo Technology Inc. entered into an equity transfer agreement to transfer 99.0% and 1.0% of the issued share capital of Pengcheng Keyi to two unrelated individuals at RMB 1.0 and RMB 0.1, respectively. The disposal resulted in a gain from disposal of approximately $10,000.

Acquisitions of Bimai

On September 23, 2022, Viwotong Tech entered into Acquisition Framework Agreement to acquire 100% equity interests of Guangzhou Bimai Network Technology Co., Ltd. (“Bimai”), a provider of advertising services. The aggregate purchase price is RMB 2 (USD 0.3) and the transaction consummated on September 23, 2022.

The Company’s acquisitions of Bimai accounted for as business combination in accordance with ASC 805. The Company then allocated the fair value of consideration of Bimai based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the Business Combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date, which represents the net purchase price allocation on the date of the acquisition of Bimai and translated the fair value from USD to RMB using the exchange rate on September 23, 2022 at the rate of USD 1.00 to RMB 6.9920 and the net purchase price allocation on the date of the acquisition.

Fair value
USD
Cash	291
Other current assets	316,539
Current liabilities	(316,830)
Total consideration	-

The amount of revenue and net loss that resulted from the acquisitions were approximately $0.7 million and $ 0.1 million during the years ended December 31, 2022.

Note 6 — Short term investments

As of December 31, 2021 and 2022, short term investments amounted to nil and nil, respectively. During the years ended December 31, 2022, the Company invested a total of $ 16.3 million in marketable securities and redeemed approximately $16.2 million. The fair value change resulted in loss of approximately $ 0.1 million for the year ended December 31, 2022. During the years ended December 31, 2021, the Company invested a total of $15.7 million in marketable securities and redeemed approximately $16.0 million. The fair value change resulted in loss of approximately $0.3 million for the year ended December 31, 2021.

Note 7 — Accounts receivable, net

Accounts receivable, net consisted of the following:

	December 31,	December 31,
	2021	2022
Accounts receivable	$3,106,480	$3,821,120
Less: allowance for doubtful accounts	(339,209)	(1,218,672)
Accounts receivable, net	$2,767,271	$2,602,448

The following table summarizes the changes in allowance for doubtful accounts:

	December 31,	December 31,
	2021	2022
Beginning balance	$113,351	$339,209
Addition	223,204	1,218,672
Recovery	-	(321,538)
Effect of exchange rates change	2,654	(17,671)
Ending balance	$339,209	$(1,218,672)

Allowance for doubtful accounts net for the years ended December 31, 2021 and 2022 amounted to $225,858 and $897,134, respectively.

Note 8 — Property and equipment, net

Property and equipment, net consist of the following:

	December 31,	December 31,
	2021	2022
Office electronic equipment	$95,887	$54,681
Office fixtures and furniture	492	492
Vehicles	-	172,507
Leasehold improvements	75,655	72,054
Subtotal	172,034	299,734
Less: accumulated depreciation	(98,500)	(154,414)
Total	$73,534	$145,320

Depreciation expense for the years ended December 31, 2021 and 2022 amounted to $20,556 and $63,320, respectively. Impairment expenses amounted to nil and $20,324 for the years ended December 31, 2021 and 2022, respectively.

Note 9 — Intangible assets, net

The Company’s intangible assets with definite useful lives primarily consist of copyrights, non-compete agreements and technology know-hows. The following table summarizes acquired intangible asset balances as of:

	December 31,	December 31,
	2021	2022
Customer relationships	$4,000,000	$-
Non-compete agreements	2,729,112	2,498,349
Technology know-hows	447,326	-
Software copyright	1,404,552	1,285,788
Subtotal	8,580,990	3,784,137
Less: accumulated amortization	(4,207,990)	(2,819,796)
Intangible assets, net	$4,373,000	$964,341

Amortization expense for the years ended December 31, 2021 and 2022 amounted to $1.5 million and $1.3 million, respectively.

The Company performs annual impairment analysis as of December 31, 2022 and concludes there was $1,996,029 impairment loss for intangible assets for semiconductor segment due to reducing sales forecast as of December 31, 2022 as our carrying value exceeds the fair value.

The estimated amortization is as follows:

Twelve months ending December 31,	Estimated amortization expense
USD
2023	$214,298
2024	214,298
2025	214,298
2026	214,298
2027	107,149
Total	$964,341

Note 10 — Cost method investments

Cost method investments consist of the following:

	December 31, 2021	December 31, 2022
5.0% Investment in a company in mobile games industry	$94,107	$94,107
5.0% Investment in a company in central processing advertising algorithm services	-	78,193
Total	$94,107	$172,300

During the years ended December 31, 2021 and 2022, the Company’ cost method investments amounted to $94,107 and $172,300, respectively.

Note 11 — Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. The following table summarizes the components of acquired goodwill balances as of:

	December 31,	December 31,
	2021	2022
Goodwill from Shenzhen Yitian acquisition(a)	$14,585,105	$13,351,845
Goodwill from Fe-da Electronics acquisition(b)	5,276,951	-
Goodwill from Shanghai Guoyu acquisition(c)	2,083,497	1,907,324
Goodwill	$21,945,553	$15,259,169

(a)	Goodwill represents the excess fair value of consideration over the identifiable assets of Shenzhen Yitian acquired by Beijing WiMi in 2015 for the central processing algorithm services segment.
(b)	VIYI acquired Fe-da Electronics in 2020 to acquire 100% of the capital stock of Fe-da Electronics for a net consideration of approximately $22.6 million. The excess fair value of consideration over the identifiable assets acquired of approximately $5.3 million was allocated to goodwill for the intelligent chips and services segment. Impairment loss of $5.3 million was recognized for the year ended December 31, 2022 because of market change that affect the demand of products. Its customers are mainly in consumer electronics and communication which has faced slowdown in consumer demand for electronic gadget.
(c)	Weidong and YY Online acquired Shanghai Guoyu in 2021 to acquire 100% of the capital stock of Shanghai Guoyu for a net consideration of $2.1 million. The excess fair value of consideration over the identifiable assets acquired of $16.7 million was allocated to goodwill for the central processing algorithm services segment.

The changes in the carrying amount of goodwill allocated to reportable segments As of December 31, 2021 and 2022 are as follows:

	Central processing algorithm services	Intelligent chips and services	Total
As of December 31, 2020	$14,394,554	$8,137,951	$22,532,505
Add: acquisition of Shanghai Guoyu	2,083,497	-	2,083,497
Less: goodwill impairment of Fe-da Electronics	-	(2,861,000)	(2,861,000)
Translation difference	190,551	-	190,551
As of December 31, 2021	16,668,602	5,267,951	21,945,553
Less: goodwill impairment of Fe-da Electronics	-	(5,267,951)	(5,267,951)
Translation difference	(1,409,433)	-
As of December 31, 2022	$15,259,169	$-	$15,259,169

Note 12 — Related party transactions and balances

Amounts due to Parent are those nontrade payables arising from transactions between the Company and the Parent, such as advances made by the Parent on behalf of the Company, and allocated shared expenses paid by the Parent. Those balances are unsecured and non-interest bearing and are payable on demand.

	December 31,	December 31,
	2021	2022
Amount due from Parent	$-	$5,741,573

	December 31,	December 31,
	2021	2022
Amount due to Parent	$16,955,054	$-
Amount due to a related party-Joyous Dragon	$-	$153,333

During years ended December 31, 2021 and 2022 the Company obtained approximately $3.2 million and $12.5 million from Parent and repaid $4.5 million and $29.9 million and provided additional $5.7 million to Parent.

Joyous Dragon is a non controlling shareholder of MicroAlgo. This amount represents advance to Venus Acquisition Corp prior to the merger. The amount was non interest bearing and due on demand.

Note 13 — Taxes

Income tax

Cayman Islands

Under the current laws of the Cayman Islands, VIYI and Wisdom Lab are not subject to tax on income or capital gain. Additionally, upon payments of dividends to the shareholders, no Cayman Islands withholding tax will be imposed.

Hong Kong

VIYI Ltd, Excel Crest and Viwo Tech are incorporated in Hong Kong and are subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Under Hong Kong tax law, VIYI Ltd, Excel Crest, Viwo Tech are exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

Singapore

Fe-da Electronics is incorporated in Singapore and is subject to Singapore Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Singapore tax laws. The applicable tax rate is 17% in Singapore, with 75% of the first SGD 10,000 (approximately RMB 49,000) taxable income and 50% of the next SGD 190,000 (approximately RMB 937,000) taxable income are exempted from income tax.

PRC

The subsidiaries and VIE incorporated in the PRC are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), domestic enterprises and Foreign Investment Enterprises (the “FIE”) are usually subject to a unified 25% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. EIT grants preferential tax treatment to certain High and New Technology Enterprises (“HNTEs”). Under this preferential tax treatment, HNTEs are entitled to an income tax rate of 15%, subject to a requirement that they re-apply for HNTE status every three years. In addition, 75% of R&D expenses of the PRC entities are subject to additional deduction from pre-tax income.

Korgas 233, Korgas Weidong and Kashi Guoyu were formed and registered in Korgas and Kashi in Xinjiang Provence, China in 2017, 2020 and 2021. These companies are not subject to income tax for 5 years and can obtain another two years of tax exempt status and three years at reduced income tax rate of 12.5% after the 5 years due to the local tax policies to attract companies in various industries.

Shenzhen Qianhai was formed and registered in Qianhai District in Guangdong Provence, China in 2015. The company is subject to income tax at a reduced rate of 15% due to the local tax policies to attract companies in various industries. The reduced rate benefit will expire in December 2025. The effective tax rates is 1.0% and (3.6)% for the years ended December 31, 2021 and 2022.

Significant components of the provision for income taxes are as follows:

	For the year ended December 31, 2021	For the year ended December 31, 2022
Current income tax expenses	$(364,499)	$(15,215)
Deferred income tax benefits	279,680	580,008
Income tax expenses	$(84,819)	$564,793

The following table reconciles China statutory rates to the Company’s effective tax rate:

	For the year ended December 31, 2021	For the year ended December 31, 2022
China statutory income tax rate	25.0%	25.0%
Preferential tax rate in China	(13.1)%	(12.5)%
Tax rate difference outside China(1)	(4.8)%	(12.8)%
Change in valuation allowance	14.4%	(13.5)%
Additional R&D deduction in China	(20.6)%	(2.1)%
Permanent difference	(0.1)%	23.4%
Effective tax rate	1.0%	7.5%

(1)	It is mainly due to the lower tax rate of the entities incorporated in Hong Kong, Singapore, and tax exempt in Cayman Islands.

Deferred tax assets and liabilities

Significant components of deferred tax assets and liabilities were as follows:

	December 31,	December 31,
	2021	2022
Deferred tax assets:
Net operating loss carryforwards	$754,073	$1,832,369
Allowance for doubtful accounts	69,111	207,174
Less: valuation allowance	(823,184)	(2,039,543)
Deferred tax assets, net	$-	$-
Deferred tax liabilities:
Recognition of intangible assets arising from business combinations	$846,410	$241,085
Total deferred tax liabilities, net	$846,410	$241,085

The Company evaluated the recoverable amounts of deferred tax assets, and provided a valuation allowance to the extent that future taxable profits will be available against which the net operating loss and temporary difference can be utilized. The Company considers both positive and negative factors when assessing the future realization of the deferred tax assets and applied weigh to the relative impact of the evidences to the extent it could be objectively verified.

The Company’s cumulative net operating loss (“NOL”) of approximately $9.8 million as of December 31, 2022 was mainly from NOL of Fe-da, Shenzhen Qianhai Wangxin, Shenzhen Yitian, Shanghai Weimu, Wuhan 233, Shanghai Guoyu and Bimai. The NOL starts to expire in 2023. Management considers projected future losses outweighs other factors and made a full allowance of related deferred tax assets.

The Company recognized deferred tax liabilities related to the excess of the intangible assets reporting basis over its income tax basis as a result of fair value adjustment from acquisitions in 2015. The deferred tax liabilities will reverse as the intangible assets are amortized for financial statement reporting purposes.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2021 and 2022, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2021 and 2022 and also does not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from December 31, 2022.

Value added taxes (“VAT”) and goods and services taxes (“GST”)

Revenue represents the invoiced value of service, net of VAT or GST. The VAT and GST are based on gross sales price and VAT rates range up to 13% in China, depending on the type of service provided or product sold, and GST rate is generally 7% in Singapore.

Taxes payable consisted of the following:

	December 31,	December 31,
	2021	2022
VAT taxes payable	$25,810	$5,913
Income taxes payable	118,563	45,992
Other taxes payable	4,378	3,460
Totals	$148,751	$55,365

Note 14 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. In China, the insurance coverage of each bank is RMB 500,000 (approximately USD 72,000). As of December 31, 2022, cash balance of $21,598,231 was deposited with financial institutions located in China, of which $18,003,223 was subject to credit risk. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately USD 64,000) if the bank with which an individual/a company hold its eligible deposit fails. As of December 31, 2022, cash balance of $20,388,504 was maintained at financial institutions in Hong Kong, of which nil was subject to credit risk. The Singapore Deposit Insurance Corporation Limited (SDIC) insures deposits in a Deposit Insurance (DI) Scheme member bank or finance company up to SGD 75,000 (approximately USD 56,000) per account. As of December 31, 2022, cash balance of $459,262 was maintained at DI Scheme banks in Singapore, of which $330,758 was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

A majority of the Company’s expense transactions are denominated in RMB and a significant portion of the Company and its subsidiaries’ assets and liabilities are denominated in RMB. RMB is not freely convertible into foreign currencies. In the PRC, certain foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the PBOC. Remittances in currencies other than RMB by the Company in China must be processed through the PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to affect the remittance.

To the extent that the Company needs to convert U.S. dollars into RMB for capital expenditures and working capital and other business purposes, appreciation of RMB against U.S. dollar would have an adverse effect on the RMB amount the Company would receive from the conversion. Conversely, if the Company decides to convert RMB into U.S. dollar for the purpose of making payments for dividends, strategic acquisition or investments or other business purposes, appreciation of U.S. dollar against RMB would have a negative effect on the U.S. dollar amount available to the Company.

Customer concentration risk

For the year ended December 31, 2021, one customer accounted for 23.9% of the Company’s total revenues. For the year ended December 31, 2022, one customer accounted for 18.5% of the Company’s total revenues.

As of December 31, 2021, three customers accounted for 46.1% of the Company’s accounts receivable. As of December 31, 2022, two customers accounted for 57.8% of the Company’s accounts receivable.

Vendor concentration risk

For the year ended December 31, 2021, three vendors accounted for 61.2% of the Company’s total purchases. For the year ended December 31, 2022, one vendor accounted for 11.3% of the Company’s total purchases.

As of December 31, 2021, six vendors accounted for 95.8% of the Company’s accounts payable. As of December 31, 2022, three vendors accounted for 82.4% of the Company’s accounts payable.

Note 15 — Leases

Lease commitments

The Company determines if a contract contains a lease at inception. US GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. All of the Company’s real estate leases are classified as operating leases.

The Company has entered into eight non-cancellable operating lease agreements for ten office spaces expiring through December 2023. As of December 31, 2020, upon adoption of FASB ASU 2016-02, the Company recognized approximately RMB 2.7 million right of use (“ROU”) assets and same amount of lease liabilities based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of 7%, which is determined using an incremental borrowing rate with similar term in the PRC. Two ROU assets and lease liabilities were recognized during the years ended December 31, 2022. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 1 year. The Company takes the short-term lease exemption for the lease agreements with a term of less than 1 year and expensed $42,844 and $100,988 during the years ended December 31, 2021 and 2022, respectively.

Operating lease expenses are allocated between the cost of revenue and selling, research and development, general, and administrative expenses. Rent expenses for the years ended December 31, 2021 and 2022 was $239,983 and $245,573, respectively. Impairment of right of use assets amounted for the years ended December 31, 2021 and 2022 was nil and $22,456, respectively.

The maturity of the Company’s operating lease obligations is presented below:

Twelve Months Ending December 31,	Operating Lease Amount
2023*	$256,297
2024	31,597
2025	-
2026	-
2027	-
Total lease payments	287,894
Less: Interest	5,487
Present value of lease liabilities	$282,407

*	include operating leases with a term less than one year.

Note 16 — Shareholders’ equity

Ordinary shares

The Company was established under the laws of Cayman Islands on May 14, 2018 with authorized share of 50,000,000 ordinary shares of par value USD 0.001 each.

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

As of December 31, 2022, the Company had 4,600,000 Public Warrants and 225,000 Private Warrants outstanding. See Note 17 for further details.

Statutory reserve

VIYI PRC entities are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, VIYI PRC entities may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. VIYI PRC entities may allocate a portion of its after-tax profits based on PRC accounting standards to a discretionary surplus fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by State Administration of Foreign Exchange. As of December 31, 2021 and 2022, VIYI PRC entities collectively attributed $1,420,145 and RMB 11,964,278 (USD 1,798,310), of retained earnings for their statutory reserves, respectively. During the years ended December 31, 2021 and 2022, VIYI PRC entities collectively attributed $690,674 and RMB 2,453,576 (USD 378,165) to statutory reserves, respectively.

Restricted assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiary. Relevant PRC statutory laws and regulations permit payments of dividends by VIYI PRC entities only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the accompanying consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of VIYI PRC entities.

As a result of the foregoing restrictions, VIYI PRC entities are restricted in their ability to transfer their assets to the Company. Foreign exchange and other regulation in the PRC may further restrict VIYI PRC entities from transferring funds to the Company in the form of dividends, loans and advances. As of December 31, 2022, amounts restricted are the paid-in-capital and statutory reserve of VIYI PRC entities, which amounted to RMB 201,281,466 (USD 28,900,650).

Note 17 — Warrants

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

Private Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement of 270,500 Private Units at $10.0 per unit, purchased by the sponsor. The Private Units are identical to the units sold in the Initial Public Offering except that the warrants included in the Private Units (the “Private Warrants”) and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The key inputs into the Black-Scholes model were as follows at their following measurement dates:

	December 31, 2022	December 09, 2022
Input
Share price	$1.25	$10.47
Risk-free interest rate	4.0%	3.8%
Volatility	5.7%	5.7%
Exercise price	$11.50	$11.50
Warrant life (yr)	4.92	4.97

As of December 09, 2022, the aggregate value of the private warrants was $123,750. The change in fair value from January 1, 2022 to December 9, 2022 was approximately $0.3 million was included in the historical retained earnings (accumulated deficits) of Venus. The fair value of the warrants on December 31, 2022 was nil. The change in fair value of warrants of $123,750 from December 09, 2022 to December 31, 2022 and is reflected in the Company's Statement of Operations.

Note 18 — Commitments and contingencies

Contingencies

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

Coronavirus (“COVID-19”)

The ongoing outbreak of the novel coronavirus (COVID-19) has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared the COVID-19 as a pandemic. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China from February to mid-March in 2020. All of the Company’s business operations and the workforce are concentrated in China in 2020, so the Company closed offices and implemented work-from-home policy during that period. Due to the nature of the Company’s business, the impact of the closure on the operational capabilities was not significant.

As a result of the resurgence of COVID-19 variants in first quarter of 2022 in China, the Company’s office in the PRC was again closed for one week in first quarter of 2022. The Company’s customers have been impacted as a result of business disruption due to closures in various cities and affected their customers’ advertising spending. As a result, VIYI experienced lower revenue growth on advertising which affected VIYI’s gross margin.

In early December 2022, Chinese government eased the strict control measure for COVID-19, which has led to surge in increased infections and disruption in our business operations. Any future impact of COVID-19 on the Company’s China operation results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and resurgence of COVID-19 variants and the actions taken by government authorities to contain COVID-19 or treat its impact, almost all of which are beyond our control.

Note 19 — Segments

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company has determined that it has two operating segments: (1) central processing algorithm services and (2) intelligent chips and services.

The following tables present summary information by segment for the years ended December 31, 2021 and 2022:

	Central processing algorithm services	Intelligent chips and services	Total for the year ended December 31, 2021
Revenues	$42,321,966	$39,713,323	$82,035,289
Cost of revenues	$15,016,980	$33,901,432	$48,918,412
Gross profit	$27,304,986	$5,811,891	$33,116,877
Depreciation and amortization	$379,642	$1,108,263	$1,487,905
Total capital expenditures	$-	$36,010	$36,010

	Central Processing algorithm services	Intelligent chips and services	Total for the year ended December 31, 2022
Revenues	$66,578,301	$20,553,929	$87,132,230
Cost of revenues	$48,206,832	$19,973,507	$68,180,339
Gross profit	$18,371,469	$580,422	$18,951,891
Depreciation and amortization	$253,721	$1,120,961	$1,374,682
Total capital expenditures	$160,924	$-	$160,924

Total assets as of:

	December 31, 2021	December 31, 2022
Central processing algorithm services	$59,940,271	$47,787,032
Intelligent chips and services	21,671,581	24,299,702
Total assets	$81,611,852	$72,086,734

The Company’s operations are primarily based in the mainland PRC and international, where the Company derives a substantial portion of their revenues. Management also review consolidated financial results by business locations. Disaggregated information of revenues by geographic locations are as follows:

	Total for the year ended December 31, 2021	Total for the year ended December 31, 2022
Mainland PRC revenues	$42,372,826	$66,751,637
Hong Kong revenues	5,393,844	-
International revenues	34,268,619	20,380,593
Total revenues	$82,035,289	$87,132,230

Note 20 — Subsequent events

The Company evaluated all events and transactions that occurred after December 31, 2022 up through the date the Company issued these consolidated financial statements.

On January 13, 2023, MicroAlgo Inc. (the “Company”) entered into a Private Placement Unit Purchase Agreement (the “Purchase Agreement”) with Joyous JD Limited (the “Investor”). Pursuant to the Purchase Agreement, the Investor will purchase up to 2,666,667 units of the Company’s securities at $1.20 per unit. Each unit consists of one ordinary share of the Company, par value $0.001 per share, (“Ordinary Share”) and one warrant entitling the holder to purchase one whole Ordinary Share at an exercise price of $1.35 per whole share. The gross proceeds to the Company from this private offering is approximately $3.2 million. The closing is subject to the satisfaction of customary closing conditions.

In connection with the private placement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor pursuant to which the Company will file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement covering the Registrable Securities within a reasonable timeframe upon the demand of the Investor. The Company shall use reasonable efforts to cause the registration statement covering the Registrable Securities to be declared effective as promptly as practicable after the filing thereof.

Note 21 — Condensed financial information of the parent company

The Company performed a test on the restricted net assets of consolidated subsidiary in accordance with Securities and Exchange Commission Regulation S-X Rule 4-08 (3), “General Notes to Financial Statements” and concluded that it was applicable for the Company to disclose the financial statements for the parent company.

The subsidiary did not pay any dividend to the Company for the periods presented. For the purpose of presenting parent only financial information, the Company records its investment in its subsidiary under the equity method of accounting. Such investment is presented on the separate condensed balance sheets of the Company as “Investment in subsidiary” and the income of the subsidiary is presented as “share of income of subsidiary”. Certain information and footnote disclosures generally included in financial statements prepared in accordance with U.S. GAAP have been condensed and omitted.

The Company did not have significant capital and other commitments, long-term obligations, or guarantees As of December 31, 2021 and 2022.

PARENT COMPANY BALANCE SHEETS

	December 31	December 31
	2021	2022
	USD	USD
ASSETS

CURRENT ASSETS
Cash in bank		272
Total current assets	-	272

OTHER ASSETS
Investment in subsidiaries	58,400,949	46,249,542
Intercompany receivables		20,659,324
Total current assets	58,400,949	66,908,866

Total assets	58,400,949	66,909,138

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Other payables - related party		153,333
Total current liabilities	-	153,333

Total liabilities	-	153,333

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Ordinary shares, $ 0.001 par value, 50,000,000 shares authorized, 39,603,961 and 43,856,706 issued and outstanding as of December 31, 2021 and 2022	39,604	43,857
Additional paid-in capital	27,562,736	47,394,442
Retained earnings	26,483,410	19,141,699
Statutory reserves	1,420,145	1,798,310
Accumulated other comprehensive loss	2,895,054	(1,622,503)
Total shareholders’ equity	58,400,949	66,755,805

Total liabilities and shareholders’ equity	58,400,949	66,909,138

PARENT COMPANY STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Year Ended
	2021	2022
	USD	USD
OPERATING REVENUES		-

COST OF REVENUES		-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative expenses		(2,033)
Total operating expenses	-	(2,033)

INCOME FROM OPERATIONS	-	(2,033)

OTHER INCOME (EXPENSE)
Income (loss) from subsidiaries	8,567,907	(6,961,513)
Total other income (loss)	8,567,907	(6,961,513)

NET INCOME (LOSS)	8,567,907	(6,963,546)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	1,141,784	(4,517,557)
COMPREHENSIVE INCOME (LOSS)	9,709,691	(11,481,103)

PARENT COMPANY STATEMENTS OF CASH FLOWS

	2021	2022
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	8,567,907	(6,963,546)
Adjustments to reconcile net income to cash used in operating activities:
Change in fair value of warrant liability		(123,750)
Equity (income) of subsidiaries	(8,567,907)	6,961,513
Change in operating assets and liabilities Intercompany	-	(20,535,301)
Net cash used in operating activities	-	(20,661,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from recapitalization	-	20,661,356
Net cash provided by financing activities	-	20,661,356

EFFECT OF EXCHANGE RATE ON CASH	-	-

CHANGES IN CASH	-	272

CASH AND CASH EQUIVALENTS, beginning of year	-	-

CASH AND CASH EQUIVALENTS, end of year	-	272