Form 10-Q
period 2023-03-31
MicroAlgo Inc.
filed 2023-05-08
CIK 1800392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023.

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2023 there were 43,856,706 shares of ordinary share issued and outstanding.

MicroAlgo Inc.

QUARTERLY REPORT ON FORM 10-Q

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “MicroAlgo,” the “Company,” “we,” “us” and “our” refer to MicroAlgo Inc. and, where appropriate, its subsidiaries.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements reflect, among other things, our business plans and strategy, market trends, beliefs regarding our competitive strengths, current expectations, future capital expenditures, and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such, including statements regarding future financial and operational results, our business strategy, the future impact of macroeconomic trends, such as inflation and increased interest rates, and the ongoing COVID-19 pandemic on our business, financial results, and financial condition, benefits of acquisitions, and planned capital expenditures. Without limiting the foregoing, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “should,” “would,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to us are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Form 10-K”), other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report except as required by law.

As used in this report, the terms “MicroAlgo Inc.,” “Company,” “we,” “us,” and “our” mean MicroAlgo Inc. and its subsidiaries unless the context indicates otherwise.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MICROALGO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars (“$”) except for numbers of shares and par value)

	December 31,	March 31,
	2022	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$42,746,270	$21,008,606
Accounts receivable, net	2,602,448	1,649,463
Inventories	130,524	-
Prepaid services fees	3,722,985	10,181,004
Other receivables and prepaid expenses	266,855	57,459
Amount due from Parent	5,741,573	25,822,519
Total current assets	55,210,655	58,719,051

PROPERTY AND EQUIPMENT, NET	145,320	133,854

OTHER ASSETS
Prepaid expenses and deposits	184,054	12,166
Cost method investment	172,300	174,629
Intangible assets, net	964,341	923,079
Operating lease right-of-use assets	150,895	207,767
Goodwill	15,259,169	15,465,461
Total non-current assets	16,730,759	16,783,102

Total assets	$72,086,734	$75,636,007

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,041,951	$2,393,486
Deferred revenues	1,608,977	4,563,799
Other payables and accrued liabilities	793,143	1,117,856
Amount due to a related party	153,333	153,333
Operating lease liabilities-current	150,666	164,863
Taxes payable	55,365	21,062
Total current liabilities	4,803,435	8,414,399

OTHER LIABILITIES
Operating lease liabilities - noncurrent	30,754	54,769
Deferred tax liabilities, net	241,085	251,666
Total other liabilities	271,839	306,435

Total liabilities	5,075,274	8,720,834

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred shares, $0.001 par value; 1,000,000 shares authorized; no share issued
Ordinary shares, $0.001 par value, 50,000,000 shares authorized, 43,856,706 issued and outstanding as of December 31, 2022 and March 31, 2023	43,857	43,857
Additional paid-in capital	47,394,442	47,394,442
Retained earnings	19,141,699	17,882,858
Statutory reserves	1,798,310	1,798,310
Accumulated other comprehensive loss	(1,622,503)	(453,807)
Total MicroAlgo Inc. shareholders’ equity	66,755,805	66,665,660

NONCONTROLLING INTERESTS	255,655	249,513

Total equity	67,011,460	66,915,173

Total liabilities and shareholders’ equity	$72,086,734	$75,636,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROALGO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Amounts expressed in US dollars (“$”) except for numbers of shares and par value)

	For the Three Months Ended March 31,
	2022	2023
OPERATING REVENUES
Products	$8,680,504	$1,434,690
Services	14,675,711	16,397,686
Total operating revenues	23,356,215	17,832,376

COST OF REVENUES	(17,959,832)	(12,876,344)

GROSS PROFIT	5,396,383	4,956,032

OPERATING EXPENSES
Selling expenses	(207,223)	(95,631)
General and administrative expenses	(809,248)	(1,017,386)
Research and development expenses	(3,203,060)	(5,227,067)
Impairment loss for long lived assets	-	(29,232)
Total operating expenses	(4,219,531)	(6,369,316)

INCOME (LOSS) FROM OPERATIONS	1,176,852	(1,413,284)

OTHER INCOME (EXPENSES)
Interest income	27,646	3,806
(Loss)/Gain from short term investment	(357,795)	124,104
Finance expenses	(16,370)	(14,707)
Other income	69,500	40,337
Total other (expense)/income	(277,019)	153,540

INCOME (LOSS) BEFORE INCOME TAXES	899,833	(1,259,744)

PROVISION FOR INCOME TAX
Current	(72,488)	(5,239)
Deferred	61,012	-
Total provision for income tax	(11,476)	(5,239)

NET INCOME / (LOSS)	888,357	(1,264,983)

Less: Net income (loss) attributable to non-controlling interests	14,889	(6,142)

NET INCOME (LOSS) ATTRIBUTABLE TO MICRO ALGO INC.	$873,468	$(1,258,841)

NET INCOME / (LOSS)	888,357	(1,264,983)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(13,469)	1,168,696

COMPREHENSIVE INCOME (LOSS)	874,888	(96,287)

Less: Comprehensive income (loss) attributable to noncontrolling interests	14,889	(6,142)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO MICRO ALGO INC.	$859,999	$(90,145)

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Basic and diluted	300,000,000	43,856,706

EARNINGS PER SHARE
Basic and diluted	$0	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROALGO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts expressed in US dollars (“$”) except for numbers of shares and par value)

						Accumulated
	Ordinary shares		Additional	Retained earnings		other
	Shares	Amount	paid-in capital	Statutory reserves	Unrestricted	comprehensive loss	Noncontrolling interests	Total
BALANCE, December 31, 2021	300,000,000	$32,148	$29,360,172	$1,483,996	$28,184,167	$(407,310)	$244,219	$58,897,392
Net income	-	-	-	-	873,468	-	14,889	888,357
Statutory reserves	-	-	-	149,217	(149,217)	-	-	-
Foreign currency translation	-	-	-	-	-	(13,469)	-	(13,469)
BALANCE, March 31, 2022	300,000,000	$32,148	$29,360,172	$1,633,213	$28,908,418	$(420,779)	$259,108	$59,772,280

						Accumulated
	Ordinary shares		Additional	Retained earnings		other
	Shares	Amount	paid-in capital	Statutory reserves	Unrestricted	comprehensive loss	Noncontrolling interests	Total
BALANCE, December 31, 2022	43,856,706	$43,857	$47,394,442	$1,798,310	$19,141,699	$(1,622,503)	$255,655	$67,011,460
Net loss	-	-	-	-	(1,258,841)	-	(6,142)	(1,264,983)
Foreign currency translation	-	-	-	-	-	1,168,696	-	1,168,696
BALANCE, March 31, 2023	43,856,706	$43,857	$47,394,442	$1,798,310	$17,882,858	$(453,807)	$249,513	$66,915,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROALGO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars (“$”) except for numbers of shares and par value)

	For the Three Months Ended March 31,
	2022	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (loss)	$888,357	$(1,264,983)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	343,364	107,192
(Reversal) / Provision for doubtful accounts, net	(312,713)	641,685
Deferred tax (liability) / benefit	(61,012)	10,581
Loss / (Income) from short term investment	357,795	(124,104)
Amortization of Deferred merger costs	(20,248)	-
Change in operating assets and liabilities:
Accounts receivables	(1,075,167)	952,985
Prepaid services fees	(78,152)	(6,458,019)
Other receivables and prepaid expenses	(38,414)	(1,626)
Inventories	367,361	130,524
Prepaid expenses and deposits	6,696	-
Operating lease right-of-use assets	58,084	67,232
Accounts payable	(555,007)	351,535
Deferred revenues	407,777	2,954,822
Other payables and accrued liabilities	73,064	(133,370)
Operating lease liabilities	(50,792)	38,212
Taxes payable	145,603	(34,303)
Net cash provided by (used in) operating activities	456,596	(2,761,637)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(24,609,538)	(12,693,858)
Sale of short term investments	8,893,860	12,700,000
Purchases of cost method investment	(94,515)	(208,621)
Purchases of property and equipment	(185,733)	(54,464)
Net cash used in investing activities	(15,995,926)	(256,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance to Parent	-	(20,339,722)
Repayment to Parent	(5,513,374)	-
Proceeds from banking facility	-	727,622
Net cash used in financing activities	(5,513,374)	(19,612,100)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(42,226)	1,162,555

CHANGE IN CASH AND CASH EQUIVALENTS	(21,094,930)	(21,737,664)

CASH AND CASH EQUIVALENTS, beginning of period	42,904,855	42,746,270

CASH AND CASH EQUIVALENTS, end of period	$21,809,925	$21,008,606

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$47,733	$41
Cash paid for interest	$864	$5,997

NON-CASH INVESTING AND FINANCING ACTIVITIES:

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

On December 9, 2022, the parties consummated the Business Combination. As a result, VIYI is now a wholly owned subsidiary of MicroAlgo Inc.

On December 23, 2022, Zheyi Hu and Xiaofei Han transferred 100% equity interest of Younike and subsidiaries to SZ VIWOTONG. The aggregate purchase price was 0. As a result, Younike became wholly owned subsidiaries of SZ VIWOTONG.

On March 27, 2023, Weidong established a fully owned subsidiary Shenzhen Weidong Technology Co., Ltd. (“SZ Weidong”) in Shenzhen. SZ Weidong had no material operation as of March 31, 2023.

The accompanying condensed consolidated financial statements reflect the activities of MicroAlgo and each of the following entities as of March 31, 2023:

Name	Background		Ownership
VIYI Algorithm Inc. (f/k/a VIYI Technology Inc.) (“VIYI”)	●	A Cayman Islands company Incorporated on September 24, 2020	100% owned by MicroAlgo

VIYI Technology Ltd. (“VIYI Ltd”)	●	A Hong Kong company	100% owned by VIYI
	●	Incorporated on October 9, 2020
	●	A holding company

Shenzhen Weiyixin Technology Co., Ltd. (“Shenzhen Weiyixin”or “VIYI WFOE”)	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by VIYI Ltd
	●	Incorporated on November 18, 2020
	●	A holding company

Shenzhen Yitian Internet Technology Co., Ltd. (“Shenzhen Yitian”)	●	A PRC limited liability company	100% owned by Beijing WiMi before December 24, 2020 VIE of Shenzhen Weiyixin starting on December 24, 2020. 100% owned by Shenzhen Weiyixin starting April 1, 2022
	●	Incorporated on March 08, 2011
	●	Primarily engages central processing algorithm in mobile games industry

Korgas 233 Technology Co., Ltd. (“Korgas 233”)	●	A PRC limited liability company	100% owned by Shanghai Guoyu
	●	Incorporated on September 15, 2017
	●	Primarily engages in central processing algorithm in mobile games industry

Shenzhen Qianhai Wangxin Technology Co., Ltd. (“Shenzhen Qianhai”)	●	A PRC limited liability company	100% owned by Shenzhen Yitian
	●	Incorporated on October 16, 2015
	●	Primarily engages in central processing algorithm in advertising industry

Shenzhen Yiyou Online Technology Co., Ltd. (“YY Online”)	●	A PRC limited liability company	100% owned by Weidong
	●	Incorporated on January 14, 2019
	●	Primarily engages in central processing algorithm in advertising industry

Weidong Technology Co., Ltd. (“Weidong”)	●	A PRC limited liability company	100% owned by Shenzhen Weiyixin
	●	Incorporated on October 28, 2020
	●	Primarily engages in central processing algorithm in advertising industry

Korgas Weidong Technology Co., Ltd. (“Korgas Weidong”)	●	A PRC limited liability company	100% owned by Shanghai Guoyu
	●	Incorporated on October 30, 2020
	●	Primarily engages in central processing algorithm in advertising industry

Fe-da Electronics Company Private Limited (“Fe-da Electronics”)	●	A Singapore company	100% owned by VIYI Acquired in September 2020
	●	Incorporated on January 21, 2009
	●	Primarily engages in resale of intelligent chips and customization of central processing units

Excel Crest Limited (“Excel Crest”)	●	A Hong Kong company	100% owned by Fe-da Electronics
	●	Incorporated on September 11, 2020
	●	Support the daily operations of Fe-da Electronics in Hong Kong

Shanghai Weimu Technology Co., Ltd. (“Shanghai Weimu”)	●	A PRC limited liability company	58% owned by Shenzhen Weiyixin
	●	Incorporated on November 30, 2020
	●	Engages in providing software support services

Wisdom Lab Inc. (“Wisdom Lab”)	●	A Cayman Islands company	100% owned by Fe-Da Electronics
	●	Incorporated on May 12, 2021
	●	Engages in software solution for intelligent chips

Viwo Technology Limited. (“Viwo Tech”)	●	A Hong Kong company	55% owned by VIYI Ltd
	●	Incorporated on April 15, 2021
	●	Engages in intelligent chips design
	●	No activities as of March 31, 2023

Shenzhen Viwotong Technology Co., Ltd. (“Viwotong Tech”)	●	A PRC limited liability company	100% owned by Viwo Tech
	●	Incorporated on July 19, 2021

Shanghai Guoyu Information Technology Co., Ltd. (“Shanghai Guoyu”)	●	A PRC limited liability company	99% owned by Weidong, 1% owned by YY Online
	●	Incorporated on March 18, 2019
	●	Engages in R&D and application of intelligent visual algorithm technology

Kashi Guoyu Information Technology Co., Ltd. (“Kashi Guoyu”)	●	A PRC limited liability company	100% owned by Shanghai Guoyu
	●	Incorporated on July 23, 2021
	●	Engages in R&D and application of intelligent visual algorithm technology

Guangzhou Tapuyu Internet Technology Co., Ltd. (“Tapuyu”)	●	A PRC limited liability company	100% owned by Viwotong Tech
	●	Incorporated on June 22, 2021
	●	Engages in central processing algorithm in advertising industry

ViZe Technology Limited (“ViZe”)	●	A Hong Kong company	55% owned by VIYI Ltd.
	●	Incorporated on April 12, 2022
	●	No activities as of March 31, 2023

Shenzhen ViZeTong Technology Co., Ltd. (“ViZeTong”)	●	A PRC limited liability company	100% owned by ViZe
	●	Incorporated on August 15, 2022
	●	No activities as of March 31, 2023

Beijing Younike Information Technology Co., Ltd. (“Younike”)	●	A PRC limited liability company	100% owned by Viwotong Tech
	●	Incorporated on July 22, 2022
	●	Engages in central processing algorithm in advertising industry

Shenzhen Weidong Technology Co., Ltd. (“SZ Weidong”)	●	A PRC limited liability company	100% owned by Weidong
	●	Incorporated on March 27, 2023
	●	No activities as of March 31, 2023

Note 2 — Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding financial reporting, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results.

Principles of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, which include the wholly-foreign owned enterprise (“WFOE”) and variable interest entity (“VIE”) and VIE’s subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

Use of estimates and assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include the useful lives of property and equipment and intangible assets, impairment of long-lived assets and goodwill, allowance for doubtful accounts, provision for contingent liabilities, revenue recognition, right-of-use assets and lease liabilities, deferred taxes and uncertain tax position, the fair value of contingent consideration related to business acquisitions and allocation of expenses from the Parent and Beijing WiMi. Actual results could differ from these estimates.

Foreign currency translation and other comprehensive income (loss)

The Company uses U.S. dollar (“USD”) as its reporting currency. The functional currency of VIYI Ltd. is Hong Kong Dollar, its subsidiary in Singapore is U.S. dollar, and its other subsidiaries which are incorporated in PRC are RMB, respectively, which are their respective local currencies based on the criteria of ASC 830, “Foreign Currency Matters”.

In the condensed consolidated financial statements, the financial information of the Company and other entities located outside of the PRC has been translated into USD. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated using the average rate for the period.

Translation adjustments included in accumulated other comprehensive income amounted to negative $453,807 as of March 31, 2023. The balance sheet amounts, with the exception of shareholders’ equity as on December 31, 2022, and March 31, 2023 were translated at USD 1.00 to HKD 7.7965 and to HKD 7.8493 respectively. The average translation rates applied to statement of income accounts for the three months ended March 31, 2022 and 2023 were USD 1.00 to HKD 7.8064 and to HKD 7.8370, respectively. The balance sheet amounts, with the exception of shareholders’ equity at December 31, 2022 and March 31, 2023 were translated at USD 1.00 to RMB 6.9646 and to RMB 6.8717 respectively. The average translation rates applied to statement of income accounts for the three months ended March 31, 2022 and 2023 were USD 1.00 to RMB 6.3505 and to RMB 6.8418 respectively. The shareholders’ equity accounts were stated at their historical rate. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Accounts receivable, net

Accounts receivable include trade accounts due from customers. Accounts are considered overdue after 90 days. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate and provides allowance when necessary. The allowance is based on management’s best estimates of specific losses on individual customer exposures, as well as the historical trends of collections. Account balances are charged off against the allowance after all means of collection have been exhausted and the likelihood of collection is not probable. As of March 31, 2023, the company has $1,218,672 allowance.

Inventories

Inventories are comprised of finished goods and are stated at the lower of cost or net realizable value using the weighted average method. Management reviews inventories for obsolescence and cost in excess of net realizable value periodically when appropriate and records a reserve against the inventory when the carrying value exceeds net realizable value. As of March 31, 2023, the Company determined that no allowance was necessary.

Prepaid services fees

Prepaid services fees are mainly payments made to vendors or services providers for future services. These amounts are refundable and bear no interest. Prepaid services fees also include money advance deposited with certain channel providers to ensure the contents of the advertisement do not violate the terms of the channel providers. The advances usually have one year term and are refundable upon contract termination. Management reviews its prepaid services fees on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. As of March 31, 2023, no allowance was deemed necessary.

Other receivables and prepaid expenses

Other receivables that are short term in nature include employee advances to pay certain of the Company’s expenses in the normal course of business and certain short-term deposits. Prepaid expenses included utilities or system services. An allowance for doubtful accounts may be established and recorded based on management’s assessment of the likelihood of collection. Management reviews these items on a regular basis to determine if the allowance for doubtful accounts is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. No allowance was required as of March 31, 2023.

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

Cost method investments

The Company accounts for investments with less than 20% of the voting shares and does not have the ability to exercise significant influence over operating and financial policies of the investee using the cost method. The Company records cost method investments at the historical cost in its condensed consolidated financial statements and subsequently records any dividends received from the net accumulated earnings of the investee as income. Dividends received in excess of earnings are considered a return of investment and are recorded as reduction in the cost of the investments.

Cost method investments are evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore the Company did not record any impairment charges for its investments for the three months ended March 31, 2023.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. For the three months ended March 31, 2023, there was $29,232 impairment of long-lived assets was recognized.

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

The Company considers itself as provider of the services as it has control of the specified services and products at any time before it is transferred to the customers which is evidenced by (i) the Company is primarily responsible to its customers for products and services offered where the products were designed in house and the Company has customer services team to directly serve the customers; and (ii) having latitude in establish pricing. Therefore the Company acts as the principal of these arrangements and reports revenue earned and costs incurred related to these transactions on a gross basis.

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

Payments received from customers before all the relevant criteria for revenue recognition met are recorded as deferred revenue.

The Company’s disaggregated revenue streams in consideration of the Company’s type of goods and services and sales channels are as follows:

	For The Three Months Ended March 31,
	2022	2023
Central processing advertising algorithm services	$14,346,366	$16,397,686
Mobile games, net	329,345	-
Sales of intelligent chips	8,680,504	1,434,690
Total revenues	$23,356,215	$17,832,376

The Company’s revenue by timing of transfer of goods or services are summarized below:

	For The Three Months Ended March 31,
	2022	2023
Goods and services transferred at a point in time	$23,356,215	$17,832,376
Total revenues	$23,356,215	$17,832,376

The Company’s revenue by geographic locations are summarized below:

	For The Three Months Ended March 31,
	2022	2023
Mainland PRC revenues	$14,675,711	$16,397,686
International revenues	8,680,504	1,434,690
Total revenues	$23,356,215	$17,832,376

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

Cost allocation

Cost allocation include allocation of certain general and administrative and financial expenses paid by the Parent. General and administrative expenses consist primarily salary and related expenses of senior management and employees, shared management expenses, including accounting, consulting, legal support services, and other expenses to provide operating support to the related businesses. These allocations are made using a proportional cost allocation method by considering the proportion of revenues, headcounts as well as estimates of time spent on the provision of services attributable to the Company and the related expenses resulted from the acquisition of subsidiary.

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

Deferred taxes is accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the condensed consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. PRC tax returns filed are subject to examination by any applicable tax authorities.

Other Income

Other Income includes government subsidies which are amounts granted by local government authorities as an incentive for companies to promote development of the local technology industry. The Company receives government subsidies related to government sponsored projects and records such government subsidies as a liability when it is received. The Company records government subsidies as other income when there is no further performance obligation. Total government subsidies amounted to $5,787 for the three months ended March 31, 2023.

Other income also includes $34,402 and $73,415 of input VAT credit the Company redeemed during the three months ended March 31, 2022 and 2023. As part of VAT reform in 2019, from April 1, 2019 to December 31, 2023, a taxpayer in certain service industries could claim additional 10% of input VAT credit based on total input VAT paid to suppliers, the credit was applied to offset with the Company’s VAT payable.

For the three months ended March 31, 2022 and 2023, the Other income amounted to $69,500 and $40,337, respectively.

Leases

The Company adopted FASB ASU 2016-02, “Leases” (Topic 842) from January 1, 2021, and elected the practical expedients that does not require us to reassess: (i) whether any expired or existing contracts are, or contain, leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. Upon adoption, the Company recognized $207,767 right of use (“ROU”) assets and $219,632 lease liabilities based on the present value of the future minimum rental payments of leases, using an incremental borrowing rate of 7% based on the duration of lease terms.

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

Employee benefit

The full-time employees of the Company are entitled to staff welfare benefits including medical care, housing fund, pension benefits, unemployment insurance and other welfare, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expenses for the plans were $54,054 for the three months ended March 31, 2023.

Noncontrolling interests

Noncontrolling interest consists of an aggregate of 42% of the equity interest of Shanghai Weimu, 45% of equity interest of Viwo Tech and 45% of ViZe (no operations) held by other investors. Excess of contribution received from noncontrolling shareholders over carrying value of the entity is recorded in additional paid in capital. The noncontrolling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Noncontrolling interests in the results of the Company are presented on the face of the consolidated statement of operations as an allocation of the total income or loss for the year between non-controlling interest holders and the shareholders of the Company.

Noncontrolling interests consist of the following:

	For The Three Months Ended March 31,
	2022	2023
Shanghai Weimu	$245,653	$168,511
Viwo Tech	13,455	81,002
Total	$259,108	$249,513

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. During the three months ended March 31, 2023, there was no dilutive shares.

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

Based on management’s assessment, the Company determined that it has two operating segments and therefore two reportable segments as defined by ASC 280, which are (i) central processing algorithm services and (ii) intelligent chips and services. All of the Company’s net revenues were generated in the PRC and Singapore.

Recently issued accounting pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments — Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments — Credit Losses — Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-02 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. The adoption of this ASU does not have a material effect on the Company’s condensed consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Note 3 — Accounts receivable, net

Accounts receivable, net consisted of the following:

	December 31,	March 31,
	2022	2023
Accounts receivable	$3,821,120	$2,868,135
Less: allowance for doubtful accounts	(1,218,672)	(1,218,672)
Accounts receivable, net	$2,602,448	$1,649,463

The following table summarizes the changes in allowance for doubtful accounts:

	December 31,	March 31,
	2022	2023
Beginning balance	$339,209	$1,218,672
Addition	1,218,672	-
Recovery	(321,538)	-
Effect of exchange rates change	(17,671)	-
Ending balance	$1,218,672	$1,218,672

Note 4 — Property and equipment, net

Property and equipment, net consist of the following:

	December 31,	March 31,
	2022	2023
Office electronic equipment	$54,681	$25,063
Office fixtures and furniture	492	8,324
Vehicles	172,507	214,361
Leasehold improvements	72,054	55,291
Subtotal	299,734	303,039
Less: accumulated depreciation	(154,414)	(169,185)
Total	$145,320	$133,854

Depreciation expense for the three months ended March 31, 2022 and 2023 amounted to $12,127 and $52,656, respectively

Note 5 — Intangible assets, net

The Company’s intangible assets with definite useful lives primarily consist of copyrights, non-compete agreements and. The following table summarizes acquired intangible asset balances as of:

	December 31,	March 31,
	2022	2023
Non-compete agreements	2,498,349	2,532,125
Software copyright	1,285,788	1,303,171
Subtotal	3,784,137	3,835,296
Less: accumulated amortization	(2,819,796)	(2,912,217)
Intangible assets, net	$964,341	$923,079

Amortization expense for the three months ended March 31, 2022 and 2023 amounted to $ 331,237 and $54,536, respectively.

Note 6 — Cost method investments

Cost method investments consist of the following:

	December 31, 2022	March 31, 2023
5.0% Investment in a company in mobile games industry	$94,107	$95,379
5.0% Investment in a company in central processing advertising algorithm services	78,193	79,250
Total	$172,300	$174,629

During the years ended December 31, 2022 and the three months ended March 31, 2023, the Company’ cost method investments amounted to $172,300 and $174,629, respectively.

Note 7 — Goodwill

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

	December 31,	March 31,
	2022	2023
Goodwill from Shenzhen Yitian acquisition(a)	$13,351,845	$13,532,351
Goodwill from Shanghai Guoyu acquisition(b)	1,907,324	1,933,110
Goodwill	$15,259,169	$15,465,461

(a)	Goodwill represents the excess fair value of consideration over the identifiable assets of Shenzhen Yitian acquired by Beijing WiMi in 2015 for the central processing algorithm services segment.
(b)	Weidong and YY Online acquired Shanghai Guoyu in 2021 to acquire 100% of the capital stock of Shanghai Guoyu for a net consideration of $2.1 million. The excess fair value of consideration over the identifiable assets acquired of $16.7 million was allocated to goodwill for the central processing algorithm services segment.

The changes in the carrying amount of goodwill allocated to reportable segments as of March 31, 2023 are as follows:

	Central processing algorithm services	Total
As of December 31, 2022	$15,259,169	$15,259,169
Translation difference	206,292	206,292
As of March 31, 2023	$15,465,461	$15,465,461

Note 8 — Related party transactions and balances

Amounts due to Parent are those nontrade payables arising from transactions between the Company and the Parent, such as advances made by the Parent on behalf of the Company, and allocated shared expenses paid by the Parent. Those balances are unsecured and non-interest bearing and are payable on demand.

	December 31,	March 31,
	2022	2023
Amount due from Parent	$5,741,573	$25,822,519

	December 31,	March 31,
	2022	2023
Amount due to a related party-Joyous JD	$153,333	$153,333

During three months ended March 31, 2023 the Company obtained approximately $80,000 and provided additional $20 million to Parent.

Joyous JD is a non controlling shareholder of MicroAlgo. This amount represents advance to Venus Acquisition Corp prior to the merger. The amount was non interest bearing, unsecured, and due on demand.

Note 9 — Taxes

Income tax

Cayman Islands

Under the current laws of the Cayman Islands, VIYI and Wisdom Lab are not subject to tax on income or capital gain. Additionally, upon payments of dividends to the shareholders, no Cayman Islands withholding tax will be imposed.

Hong Kong

VIYI Ltd, Excel Crest and Viwo Tech and Vize are incorporated in Hong Kong and are subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Under Hong Kong tax law, VIYI Ltd, Excel Crest, Viwo Tech, Vize Tech are exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

Singapore

Fe-da Electronics is incorporated in Singapore and is subject to Singapore Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Singapore tax laws. The applicable tax rate is 17% in Singapore, with 75% of the first SGD 10,000 (approximately $7,000) taxable income and 50% of the next SGD 190,000 (approximately $137,000) taxable income are exempted from income tax.

PRC

The subsidiaries incorporated in the PRC are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), domestic enterprises and Foreign Investment Enterprises (the “FIE”) are usually subject to a unified 25% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. EIT grants preferential tax treatment to certain High and New Technology Enterprises (“HNTEs”). Under this preferential tax treatment, HNTEs are entitled to an income tax rate of 15%, subject to a requirement that they re-apply for HNTE status every three years. In addition, 75% of R&D expenses of the PRC entities are subject to additional deduction from pre-tax income.

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

Significant components of the provision for income taxes are as follows:

	For The Three Months Ended March 31,
	2022	2023
Current income tax expenses	$(72,488)	$(5,239)
Deferred income tax benefits	61,012	-
Income tax expenses	$(11,476)	$(5,239)

Deferred tax assets and liabilities

Significant components of deferred tax assets and liabilities were as follows:

	December 31,	March 31,
	2022	2023
Deferred tax assets:
Net operating loss carryforwards	$1,832,369	$-
Allowance for doubtful accounts	207,174	-
Less: valuation allowance	(2,039,543)	-
Deferred tax assets, net	$-	$-
Deferred tax liabilities:
Recognition of intangible assets arising from business combinations	$241,085	$251,666
Total deferred tax liabilities, net	$241,085	$251,666

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

The Company’s cumulative net operating loss (“NOL”) of approximately $1.3 million as of March 31, 2023 was mainly from NOL of Fe-da, Shenzhen Qianhai Wangxin, Shenzhen Yitian and Korgas 233. The NOL starts to expire in 2023. Management considers projected future losses outweighs other factors and made a full allowance of related deferred tax assets.

The Company recognized deferred tax liabilities related to the excess of the intangible assets reporting basis over its income tax basis as a result of fair value adjustment from acquisitions in 2015. The deferred tax liabilities will reverse as the intangible assets are amortized for financial statement reporting purposes.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2022 and March 31, 2023, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2022 and for the three months ended March 31, 2023 and also does not anticipate any significant increases or decreases in unrecognized tax benefits in the future.

Value added taxes (“VAT”) and goods and services taxes (“GST”)

Revenue represents the invoiced value of service, net of VAT or GST. The VAT and GST are based on gross sales price and VAT rates range up to 13% in China, depending on the type of service provided or product sold, and GST rate is generally 7% in Singapore.

Taxes payable consisted of the following:

	December 31,	March 31,
	2022	2023
VAT taxes payable	$5,913	$(32,242)
Income taxes payable	45,992	51,141
Other taxes payable	3,460	2,163
Totals	$55,365	$21,062

Note 10 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. In China, the insurance coverage of each bank is RMB 500,000 (approximately USD 72,000). As of March 31, 2023, cash balance of $20,027,603 was deposited with financial institutions located in China,The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately USD 64,000) if the bank with which an individual/a company hold its eligible deposit fails. As of March 31, 2023, cash balance of $448,851 was maintained at financial institutions in Hong Kong, of which nil was subject to credit risk. The Singapore Deposit Insurance Corporation Limited (SDIC) insures deposits in a Deposit Insurance (DI) Scheme member bank or finance company up to SGD 75,000 (approximately USD 56,000) per account. As of March 31, 2023, cash balance of $532,152 was maintained at DI Scheme banks in Singapore, of which $330,758 was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Note 11 — Leases

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

The Company has entered into eight non-cancellable operating lease agreements for ten office spaces expiring through December 2023. As of March 31, 2023, upon adoption of FASB ASU 2016-02, the Company recognized $207,767 right of use (“ROU”) assets and $219,632 lease liabilities based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of 7%, which is determined using an incremental borrowing rate with similar term in the PRC. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 1 year.

Note 12 — Shareholders’ equity

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

As of March 31, 2023, the Company had 43,856,706 ordinary shares issued and outstanding with a par value of USD 0.001 each.

As of March 31, 2023, the Company had 4,600,000 Public Warrants and 225,000 Private Warrants outstanding.

Statutory reserve

The Company’s PRC entities are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, the Company’s PRC entities may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. The Company’s PRC entities may allocate a portion of its after-tax profits based on PRC accounting standards to a discretionary surplus fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by State Administration of Foreign Exchange.

Restricted assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiary. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC entities only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the accompanying condensed consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s PRC entities.

As a result of the foregoing restrictions, the Company’s PRC entities are restricted in their ability to transfer their assets to the Company. Foreign exchange and other regulation in the PRC may further restrict the Company’s PRC entities from transferring funds to the Company in the form of dividends, loans and advances. As of March 31, 2023, amounts restricted are the paid-in-capital and statutory reserve of the Company’s PRC entities, which amounted to $28,900,650.

Note 13 — Warrants

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

Note 14 — Commitments and contingencies

Contingencies

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and unasserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in aggregate, are not deemed to be material to the condensed consolidated financial statements.

Note 15 — Segments

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company has determined that it has two operating segments: (i) central processing algorithm services and (ii) intelligent chips and services.

The following tables present summary information by segment for the three months ended March 31, 2022 and 2023:

	Central processing algorithm services	Intelligent chips and services	Total For The Three Months Ended March 31, 2022
Revenues	$14,675,711	$8,680,504	$23,356,215
Cost of revenues	$9,637,496	$8,322,336	$17,959,832
Gross profit	$5,038,214	$358,168	$5,396,383
Depreciation and amortization	$65,727	$277,636	$343,364
Total capital expenditures	$185,733	$-	$185,733

	Central Processing algorithm services	Intelligent chips and services	Total For The Three Months Ended March 31, 2023
Revenues	$16,397,686	$1,434,690	$17,832,376
Cost of revenues	$11,447,640	$1,428,704	$12,876,344
Gross profit	$4,950,046	$5,986	$4,956,032
Depreciation and amortization	$56,461	$50,731	$107,192
Total capital expenditures	$54,464	$-	$54,464

Total assets as of:

	December 31,	March 31,
	2022	2023
Central processing algorithm services	$47,787,032	$71,937,158
Intelligent chips and services	24,299,702	3,698,849
Total assets	$72,086,734	$75,636,007

The Company’s operations are primarily based in the mainland PRC and internationally, where the Company derives a substantial portion of their revenues. Management also review condensed consolidated financial results by business locations. Disaggregated information of revenues by geographic locations are as follows:

	For The Three Months Ended March 31,
	2022	2023
Mainland PRC revenues	$14,675,711	$16,397,686
International revenues	8,680,504	1,434,690
Total revenues	$23,356,215	$17,832,376

Note 16 — Subsequent events

Subsequent to the perioded ended March 31, 2023, Joyous JD Limited and the Company filed suit in the New York Supreme Court New York County against Yolanda Asset Management Corporation, the sponsor of Venus Acquisition Corporation. Joyous JD Limited was a backstop investor of the Company prior to the closing of the Business Combination. In the lawsuit, Joyous JD Limited and the Company has alleged the following claims:

1. Breach of certain agreements concerning Joyous JD Limited’s investment in Yolanda and Venus Acquisition Corporation, and:

2. Misuse of Form S-4 by Venus Acquisition Corporation under the direction of the Sponsor, resulting in the withdrawal of the Form S-4. The Company has initiated lawsuit seeking damages.

The Court has accepted the complaint filed by Joyous JD Limited and the Company. The Company cannot guarantee the outcome of the lawsuit, the final ruling of the court shall prevail.

Notwithstanding the above, the Company has evaluated all events and transactions that occurred after the period ended March 31, 2023 up through the date the Company issued these unaudited condensed consolidated financial statements, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A “Risk Factors” of this Quarterly Report and our Quarterly Report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2022 under Forward-Looking Statements and Item 1A–Risk Factors, filed with the SEC on March 29, 2023.

Overview

On December 9, 2022, the Company completed its De-SPAC Business Combination with VIYI. VIYI became our wholly-owned subsidiary. The Company changed its name to “MicroAlgo Inc.” in connection with the consummation of the Business Combination.

MicroAlgo is dedicated to the development and application of bespoke central processing algorithms. We provide comprehensive solutions to our business customers by integrating central processing algorithms with software or hardware, or both, thereby helping them increase their number of customers, improve end-user satisfaction, achieve direct cost savings, reduce power consumption, and achieve technical goals. The range of our services include algorithm optimization, accelerating computing power without the need for hardware upgrades, lightweight data processing, and data intelligence services.

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

Results of Operations

Understanding Our Results of Operations

We currently operate in two segments and generates revenue by providing (i) central processing algorithm services and (ii) intelligent chips and services. Please see our condensed consolidated financial statements included elsewhere in this annual report.

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

General and Administrative Expenses

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

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenue

For the three months ended March 31, 2022 and 2023, the Company’s revenue was $23,356,215 and $17,832,376, respectively. The decrease in revenue between periods resulted in our shift in focus to providing services, and due to the overall industry impact of chip control and logistics chain, revenue from smart chip products has decreased, which resulted in a decrease of revenue generated from products. The Company primarily generates its revenue through the provision of services.

	For The Three Months Ended March 31,
	2022	2023
Central processing advertising algorithm services	$14,675,711	$16,397,686
Sales of intelligent chips	8,680,504	1,434,690
Total revenues	$23,356,215	$17,832,376

Cost of Revenue

For the three months ended March 31, 2022 and 2023, the Company’s cost of revenue was $17,959,832 and $12,876,344, respectively. Cost of revenue decreased in correlation with our decrease in revenue.

	For The Three Months Ended March 31,
	2022	2023
Central processing advertising algorithm services	$9,637,496	$11,447,640
Sales of intelligent chips	$8,322,336	$1,428,704
Total cost of revenues	$17,959,832	$12,876,344

Gross Profit

The Company’s gross profit decreased by approximately $440,351, from approximately $5,396,383 for the three months ended March 31, 2022, to approximately $4,956,032 during the three months ended March 31, 2023. For the three months ended March 31, 2022, and 2023, the Company’s overall gross margin was 23.1% and 27.8%, respectively.

The Company’s gross profit and gross profit margin from its major business segments are summarized as follows:

	For The Three Months Ended March 31,
	2022	2023	Variance Amount/%
Central processing algorithm services
Gross profit	$5,038,214	$4,950,046	$(88,168)
Gross margin	34.3%	30.2%	(1.7)%
Intelligent chips and services
Gross profit	$358,168	$5,986	$(352,182)
Gross margin	4.1%	0.4%	(98.3)%
Total
Gross profit	$5,396,383	$4,956,032	$(440,351)
Gross margin	23.1%	27.8%	(8.2)%

The Company’s gross margins for central processing algorithm services were 34.3% and 30.2% for the three months ended March 31, 2022 and 2023, respectively. The decrease in margin was due to the increase in cost of revenue with advertising channels, the gross margin was lower for short form video advertising as a few channels dominated the market.

The Company’s gross margin for intelligent chips and services was 4.1% and 0.4% for the three months ended March 31, 2022 and 2023, respectively. The decrease in margin was due to decrease in intelligent chips revenue and the overall environment of the intelligent chips market is sluggish, with significant increase in chip costs.

Operating Income (loss)

For the three months ended March 31, 2022, the Company had an operating income of $1,176,852. For the three months ended March 31, 2023, the Company had an operating loss of $1,413,284.

Research and Development Expenses

For the three months ended March 31, 2022 and 2023, the Company’s expended $3,203,060 and $5,227,067 in research and development, respectively. The increase in research and development is in line with the Company’s focus in developing better and more efficient bespoke algorithms.

General and administrative Expenses

For the three months ended March 31, 2022 and 2023, the Company had general and administrative expenses of $809,248 and $1,017,386, respectively. The increase in general and administrative expenses is attributed to the Company’s recent De-SPAC transaction, which resulted in increased administrative and compliance expenditures as a result of the Company and its subsidiaries becoming a NASDAQ listed entity.

Net Income (loss)

For the three months ended March 31, 2022, the Company had a net income of $888,357. For the three months ended March 31, 2023, the Company had a net loss of $1,264,983.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. At the end of the period ended March 31, 2023, the Company had cash and cash equivalents of $21,008,606. Our working capital was approximately $50.3 million as of March 31, 2023. We believe our revenues and operations will continue to grow and the current working capital is sufficient to support our operations and debt obligations as they become due one year through report date.

On December 16, 2022, following the consummation of our Business Combination, we received net cash proceeds of $20.66 million, net of certain transaction costs.

We are subject to risks and uncertainties frequently encountered by early-stage companies including, but not limited to, the uncertainty of successfully developing products, securing certain contracts, building a customer base, successfully executing business and marketing strategies, and hiring appropriate personnel.

To date, we have been funded primarily by cash flow generated from operations, interest-free advances from our Parent prior to the closing of the Business Combination, and the net proceeds we received through the Business Combination. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, financial condition, and ability to achieve our intended business objectives.

Cash Flows used by Operating Activities:

For the three months ended March 31, 2022, net cash provided by operating activities of $456,596. For the three months ended March 31, 2023, net cash used in operating activities was $2,761,637. The increase of cash used in operating activities is due to the increase of prepayments.

Cash Flows used by Investing Activities:

For the three months ended March 31, 2022, and 2023, our net cash used in investing activities was $15,995,926 and $256,943 respectively. Net cash used in investing activities decreased because the Company reduced the purchase of short term investments in the current period.

Cash Flow used by Financing Activities:

For the three months ended March 31, 2022, and 2023, our net cash used in financing activities was $5,513,374 and $19,612,100, respectively. Net cash used in financing activities increased as a result of an advance to Parent.

Critical Accounting Policies and Estimates

Basis of presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding financial reporting, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results.

Principles of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, which include the wholly-foreign owned enterprise (“WFOE”) and variable interest entity (“VIE”) and VIE’s subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

Use of estimates and assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include the useful lives of property and equipment and intangible assets, impairment of long-lived assets and goodwill, allowance for doubtful accounts, provision for contingent liabilities, revenue recognition, right-of-use assets and lease liabilities, deferred taxes and uncertain tax position, the fair value of contingent consideration related to business acquisitions and allocation of expenses from the Parent and Beijing WiMi. Actual results could differ from these estimates.

Foreign currency translation and other comprehensive income (loss)

The Company uses U.S. dollar (“USD”) as its reporting currency. The functional currency of VIYI Ltd. is Hong Kong Dollar, its subsidiary in Singapore is U.S. dollar, and its other subsidiaries which are incorporated in PRC are RMB, respectively, which are their respective local currencies based on the criteria of ASC 830, “Foreign Currency Matters”.

In the condensed consolidated financial statements, the financial information of the Company and other entities located outside of the PRC has been translated into USD. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated using the average rate for the period.

Translation adjustments included in accumulated other comprehensive income amounted to negative $453,807 as of March 31, 2023. The balance sheet amounts, with the exception of shareholders’ equity as on December 31, 2022, and March 31, 2023 were translated at USD 1.00 to HKD 7.7965 and to HKD 7.8493 respectively. The average translation rates applied to statement of income accounts for the three months ended March 31, 2022 and 2023 were USD 1.00 to HKD 7.8064 and to HKD 7.8370, respectively. The balance sheet amounts, with the exception of shareholders’ equity at December 31, 2022 and March 31, 2023 were translated at USD 1.00 to RMB 6.9646 and to RMB 6.8717 respectively. The average translation rates applied to statement of income accounts for the three months ended March 31, 2022 and 2023 were USD 1.00 to RMB 6.3505 and to RMB 6.8418 respectively. The shareholders’ equity accounts were stated at their historical rate. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Accounts receivable, net

Accounts receivable include trade accounts due from customers. Accounts are considered overdue after 90 days. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate and provides allowance when necessary. The allowance is based on management’s best estimates of specific losses on individual customer exposures, as well as the historical trends of collections. Account balances are charged off against the allowance after all means of collection have been exhausted and the likelihood of collection is not probable. As of March 31, 2023, the company has $1,218,672 allowance.

Prepaid services fees

Prepaid services fees are mainly payments made to vendors or services providers for future services. These amounts are refundable and bear no interest. Prepaid services fees also include money advance deposited with certain channel providers to ensure the contents of the advertisement do not violate the terms of the channel providers. The advances usually have one year term and are refundable upon contract termination. Management reviews its prepaid services fees on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. As of March 31, 2023, no allowance was deemed necessary.

Cost method investments

The Company accounts for investments with less than 20% of the voting shares and does not have the ability to exercise significant influence over operating and financial policies of the investee using the cost method. The Company records cost method investments at the historical cost in its condensed consolidated financial statements and subsequently records any dividends received from the net accumulated earrings of the investee as income. Dividends received in excess of earnings are considered a return of investment and are recorded as reduction in the cost of the investments.

Cost method investments are evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near term prospects of the investments; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore the Company did not record any impairment charges for its investments for the three months ended March 31, 2023.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. For the three months ended March 31, 2023, there was $29,232 impairment of long-lived assets was recognized.

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

The Company considers itself as provider of the services as it has control of the specified services and products at any time before it is transferred to the customers which is evidenced by (1) it is primarily responsible to its customers for the services offered where the algorithms and data optimization were designed and performed in house and it has customer services team to directly serve the customers; and (2) having latitude in establish pricing. Therefore, the Company acts as the principal of these arrangements and reports revenue earned and costs incurred related to these transactions on a gross basis.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.

Recent Accounting Pronouncements

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

In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-02 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. We are still evaluating the impact of the adoption of this ASU on our unaudited condensed consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for us for annual and interim reporting periods beginning July 1, 2021. Early application is not permitted. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The adoption of this new standard does not have material impact on Company’s unaudited condensed consolidated financial statements and related disclosures.

Except as mentioned above, we do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 229.10(f) (1) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, its principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may be subject from time to time to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, and penalties, non-monetary sanctions, or relief. We intend to recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on the Form 10-K for the fiscal year ended December 31, 2022 under Forward-Looking Statements and Item 1A–Risk Factors, filed with the SEC on March 29, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no Unregistered Sales of Equity Securities during the quarter ended March 31, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	MicroAlgo Inc. Amended and Restated Articles of Incorporation	8-K		3.1	December 16, 2022
4.1	Specimen Ordinary Share Certificate	8-K		4.1	December 16, 2022
4.2	Description of SECURITIES	10-K		4.2	March 29, 2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

†	The certifications attached accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of MicroAlgo Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2023

MicroAlgo Inc.

/s/ Min Shu
Min Shu
Chief Executive Officer (Principal Executive Officer)

/s/ Li He
Li He
Chief Financial Officer (Principal Financial and Accounting Officer)